Form 10-Q
period 1995-06-30
C&K 1981 FUND B LTD
filed 1995-08-07
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1995

                                          OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     Commission file number 0-10269


                                C&K 1981 FUND-B, LTD.
                (Exact name of registrant as specified in its charter)


                    Texas                                       76-0307699
        (State or other jurisdiction of                     (I.R.S.  Employer
        incorporation or organization)                      Identification No.)

      7555 E. Hampden Avenue, Suite 600,
                 Denver, CO                                       80231
   (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code:      303-695-3600


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       X
                                     Yes       No

              The C&K 1981 Fund-B, Ltd. is a Texas limited partnership.

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.



     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 1995 and December 31, 1994

              Statements of Operations
              Three months and six months ended June 30, 1995 and 1994

              Statements of Partners' Capital (Deficit)
              Six months ended June 30, 1995 and 1994

              Statements of Cash Flows
              Six months ended June 30, 1995 and 1994

              Notes to the Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results   of Operations


     PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE



                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                   June 30,      December 31,
                                                     1995           1994
     Current Assets:

     Cash and cash equivalents                 $     68,468    $     67,353

       Total Current Assets                          68,468          67,353

     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                            22,690,079      22,689,413

     Less:  Accumulated depletion               (22,241,466)    (22,206,837)

                                                    448,613         482,576

     Total Assets                              $    517,081    $    549,929

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Current payable to General Partner        $    38,584     $    45,393

     Long-term payable to General Partner        1,950,776       1,823,326

       Total Liabilities                         1,989,360       1,868,719

     Contingency (Note 7)
     Partners' deficit                          (1,472,279)     (1,318,790)

     Total Liabilities and Partners' Capital   $   517,081     $   549,929

[FN]
     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                      Three months ended       Six months ended
                                           June 30,                June 30,
                                       1995      1994          1995       1994
     Revenues:

       Oil and gas sales           $135,927   $135,229    $ 227,319    $264,119
       Interest income                  730      1,485        1,114       2,775

                                    136,657    136,714      228,433     266,894

     Expenses:

       Lease operating expense       37,874     28,904       68,351      48,356
       Production tax expense        18,061     10,164       27,253      20,844
       Marketing deductions           4,430      5,997        7,850      14,784
       Depletion expense             20,694     19,037       34,629      32,017
       General and administrative
         expense                     72,495     69,020      159,618     148,796
       Interest expense --
         Affiliated                  49,019     34,352       92,797      63,605

                                    202,573    167,474      390,498     328,402

     Net income (loss)             $(65,916)  $(30,760)   $(162,065)   $(61,508)

     Net income (loss) per
      consenting limited
       partnership unit
       (2,751 outstanding)         $  (2.91)  $  (3.63)   $  (13.21)   $ (21.34)

     Net income (loss) per
      nonconsenting limited
       partnership unit
       (982 outstanding)           $ (54.68)  $ (55.97)   $ (108.14)   $ (57.86)

[FN]
     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                 Six months ended June 30, 1994
                                              Non-
                               Consenting   Consenting   Combining
                     General    Limited      Limited     Adjustment
                     Partner    Partners     Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1994  $ 199,868  $375,387   $(1,639,611)  $ (775)   $(1,065,131)

     Contributions    115,310     --           --           --        115,310
     Distributions   (114,274)    --           --           --       (114,274)
     Net income
      (loss)           55,650   (58,717)      (56,820)   (1,621)      (61,508)


     Balance at
      June 30, 1994 $ 256,554  $316,670   $(1,696,431)  $(2,396)  $(1,125,603)


                               Six months ended June 30, 1995
                                              Non-
                              Consenting   Consenting  Combining
                     General    Limited     Limited    Adjustment
                     Partner   Partners     Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1995  $ 203,959   $260,611   $(1,783,222)  $(138)   $(1,318,790)

     Contributions    104,700      --           --         --         104,700
     Distributions    (96,124)     --           --         --         (96,124)
     Net income
      (loss)          (20,193)   (36,340)     (106,194)    662       (162,065)

     Balance at
      June 30, 1995 $ 192,342   $224,271   $(1,889,416)  $ 524    $(1,472,279)

[FN]
     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                      Six months ended June 30,
                                                            1995         1994
     Cash flows from operating activities:
      Net income (loss)                                 $(162,065)    $ (61,508)
      Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
         Depletion                                         34,629        32,017

          Net cash provided by (used in)
           operating activities                          (127,436)     (29,491)

     Cash flows from investing activities:
      (Additions) retirements to oil and gas
       properties and equipment                              (666)    (145,963)

     Cash flows from financing activities:
      Increase in payable to General Partner              120,641       89,112
      Distributions to General Partner                    (96,124)    (114,274)
      Contributions by General Partner                    104,700      115,310

         Net cash provided by (used in)
          financing activities                            129,217       90,148

     Net increase (decrease) in cash and
      cash equivalents                                      1,115      (85,306)

     Cash and cash equivalents at beginning of period      67,353      205,214

     Cash and cash equivalents at end of period         $  68,468     $119,908

[FN]
     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Management Representation

        These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the C&K 1981 Fund-B, Ltd. at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the partners' capital (deficit) and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three months and six months ended June 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

       Organization

        The C&K 1981 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on December 16, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on June 1, 1981. Total initial Limited Partner contributions were $9,332,500 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On September 15, 1982, C&K requested the Limited Partners to pay an additional assessment of 25% of their initial contributions. Additional contributions received from Limited Partners were $2,333,125 with C&K paying the additional assessments for 209 Limited Partners who declined to pay their share of the additional assessments ("Nonconsenting Limited Partners"). Nonconsenting Limited Partners are subject to a penalty in an amount equal to 300% of the additional assessment paid by the General Partner.

        Effective November 18, 1992, Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly owned subsidiary of LASMO plc, was sold to Williams-Cody Limited Liability Company ("WCLLC"), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

        Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by Williams Gas Management Company. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. has been changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company has been changed to Gates-Cody Energy Company, a Limited Liability Company ("GCEC"). CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

        CODY is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership which could lead to the ultimate dissolution of the Partnership. GCEC intends to, if necessary, advance funds required by the Partnership in excess of those generated by operations through CODY.

       Basis of Accounting

        The accounts of the Partnership are maintained on the accrual basis in accordance with accounting practices permitted for federal income tax reporting purposes. In order to present the accompanying financial statements on the basis of generally accepted accounting principles for financial reporting purposes, adjustments have been made to account for oil and gas properties under the full cost method of accounting.

       Cash and Cash Equivalents

        Cash is invested in a money market savings account.

       Oil and Gas Properties

        The Partnership uses the full cost method of accounting for oil and gas properties in accordance with rules prescribed by the Securities and Exchange Commission ("SEC"). Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs together with costs applicable to CODY's technical personnel directly engaged in evaluating and maintaining oil and gas prospects and drilling oil and gas wells. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful life of properties are capitalized.

        The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capitalized costs of oil and gas properties exceed the "capitalization ceiling" which is calculated as the present value of future net revenues from estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

        Future gross revenues have been estimated using rules prescribed by the SEC. Under these rules, year-end prices are utilized in determining future gross revenues.

        The capitalization ceiling is computed for the first three quarters of the year by (i) adjusting the previous year-end present value of future net revenues for the accretion of discount, production, and revisions to reserve estimates, if any, and (ii) revising the resultant valuation of future net revenues to incorporate prices and volumes at the financial statement date.

       Net Income (Loss) per Limited Partnership Unit

        Net income (loss) per Limited Partnership unit is computed by obtaining the Limited Partners net income (loss) (see Statements of Partners' Capital (Deficit)) and dividing by the total Limited Partnership units outstanding.

       Contributions and Distributions

        Contributions by the General Partner, as presented in the Statements of Partners' Capital (Deficit), represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues. Distributions to Limited Partners represent periodic payments of available cash, as determined in accordance with the terms of the Partnership Agreement.

       Distributions Payable

        There were no distributions payable to the Limited Partners as of June 30, 1995 or 1994.

       Payable to the General Partner

        The long-term payable to the General Partner is the Nonconsenting Limited Partners' obligation to the General Partner for their share of costs, arising from partnership operations, which are funded entirely by the General Partner. The current portion of the liability is the amount estimated to be collectible from the Nonconsenting Limited Partners' net operating revenues over the current operating cycle (one year) and certain other amounts due from the Consenting Limited Partners.

     NOTE 2 - GAS CONTRACT

        Effective January 1, 1993, under a gas purchase agreement ("agreement"), WGMan began purchasing all of the Partnership's natural gas production.
     The agreement is for five years and calls for a market responsive price which is tied to a published index. WGMan is paid an administrative fee of $.04 per MMBtu of gas purchased as compensation for administration and marketing of gas. WGMan also is responsible for administration of third party gas contracts as outlined in the agreement; however, the Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.

     NOTE 3 - ALLOCATION OF PARTNERSHIP REVENUES, COSTS AND EXPENSES

        The Partnership Agreement provides that revenues, costs and expenses shall be allocated to the partners as follows:

                                                               Limited   General
                                                               Partners  Partner
     REVENUES

     Sale of Production  . . . . . . . . . . . . . . . . . . . .  50%       50%
     Sale of Equipment . . . . . . . . . . . . . . . . . . . . .  50        50
     Interest Income . . . . . . . . . . . . . . . . . . . . . .  99         1

     COSTS AND EXPENSES

     Organization and Offering Expenses Other than
      Sales Commissions  . . . . . . . . . . . . . . . . . . . .   0       100
     Leasehold Acquisition Costs . . . . . . . . . . . . . . . .   0       100
     Subsequent Leasehold Acquisition Costs  . . . . . . . . . .  50        50
     Intangible Drilling Costs . . . . . . . . . . . . . . . . .  99         1
     Tangible Drilling and Completion Costs Relating
      to Commercially Productive Wells . . . . . . . . . . . . .   0       100
     Post-Completion Costs . . . . . . . . . . . . . . . . . . .  50        50
     Operating Costs . . . . . . . . . . . . . . . . . . . . . .  50        50
     Special Costs . . . . . . . . . . . . . . . . . . . . . . .  99         1
     General and Administrative Expenses . . . . . . . . . . . .  50        50

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statements of Partners' Capital (Deficit) for the six months ended June 30, 1995 and 1994. During the six months ended June 30, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

        The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. The purchase price is based on the Limited Partners' proportionate share of the sum of (i) two-thirds of the present worth of estimated future net revenues using a discount rate equal to the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities.

        At January 1, 1995, the General Partner calculated a purchase price of $69.31 per Consenting Limited Partner unit. The purchase price calculations for the Nonconsenting Limited Partners have not resulted in positive amounts and, therefore, the General Partner has not offered to purchase such units during 1995. The ceiling limitation for units tendered for repurchase is $921,063. Within the prescribed tender period, twenty-two consenting Limited Partners tendered eighty-five units for a total repurchase value of $5,891.35.

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the six months ended June 30, 1995 and 1994.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 10% and 7% during the six months ended June 30, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.

     NOTE 6 - INCOME TAXES

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision for liability for federal and state income taxes has been reflected in the accompanying financial statements. The qualification of the Partnership as a partnership for tax purposes and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

        Income tax deductions are allocated according to the manner in which the related costs were allocated. The Tax Reform Act of 1976 provides that income tax deductions for depletion must be computed by each partner rather than by the Partnership. Accordingly, the income tax returns of the Partnership will not include deductions for depletion since such amounts are not Partnership deductions.

        Under the passive loss rules of the Tax Reform Act of 1986 certain limitations on the deductibility of losses attributable to an investment in the Partnership apply to the Limited Partners which are individuals, estates, trusts, closely held corporations and any personal service corporations. In general, losses from activities in which an investor does not materially participate (characterized as passive activities), such as a Limited Partner's interest in the Partnership, are only deductible to the extent of income from such passive activities.

     NOTE 7 - CONTINGENCY

        The Partnership has a net capital deficiency. As a result of the deficit capital position of the Nonconsenting Limited Partners, all net cash flows attributable to the Nonconsenting Limited Partners' share of the Partnership's operations are presently applied against their indebtedness for past advances by the General Partner and are not available to fund Partnership needs. Funds required by the Partnership in excess of those generated by the operations attributable to different partner interests will be advanced by the General partner. CODY is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations through CODY. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     NOTE 8 - RECLASSIFICATIONS

        Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1995. Such reclassification had no effect on net income (loss).


                                C&K 1981 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the six months ended June 30, 1995 was $127,436, as compared to net cash used in operations of $29,491 for the corresponding period in 1994. This increase was the result of an overall decrease in revenues compounded by an overall increase in expenses.

        During the six months ended June 30, 1995, the Partnership distributed to the General Partner cash proceeds of $96,124. (See Notes 1 and 5 of the Condensed Notes to the Financial Statements). For the six months ended June 30, 1995, the General Partner's contributions (allocated share of costs and expenses incurred) were $104,700.

        The Consenting Limited Partners' financing requirements for operating expenses and capital projects are currently provided by revenues from their share of the Partnership's operations. The Partnership does not consider long-term financing arrangements on behalf of the Consenting Limited Partners, from the General Partner or other sources, as necessary at this time.

        As a result of the deficit capital position of the Nonconsenting Limited Partners, all net cash flows attributable to the Nonconsenting Limited Partners' share of the Partnership's operations are presently applied entirely against their indebtedness for past advances by the General Partner and are not available to fund Partnership needs. As long as CODY remains the general partner of the Partnership, GCEC intends to continue advancing funds, through CODY, required by the Partnership in excess of those generated by operations.

        The Partnership's financial condition and operating results have been affected by the unsettled energy markets and will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures and the Nonconsenting Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in the remainder of 1995 or in future years for its crude oil and natural gas.

        For the six months ended June 30, 1995 and 1994, the Partnership incurred capital expenditures of $666 and $145,963, respectively. The Partnership has made no immediate plans for additional exploratory or developmental capital programs except those necessary to maintain well productivity for 1995.

     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1995 vs. Three Months Ended June 30, 1994

        The Partnership reported a net loss of $65,916 for the three months ended June 30, 1995 as compared to a net loss of $30,760 reported for the same period in 1994. The increase was primarily attributable to increases in lease operating expenses, production taxes and interest expense. An increase in gas production was offset by a decline in price per mcf.

        Crude oil and natural gas sales for the three months ended June 30, 1995 were $135,927, an increase of $698, or 1% compared to the same period in 1994. Crude oil production decreased to 67 barrels per day, while natural gas production increased to 210 thousand cubic feet ("mcf") per day, as compared to 72 barrels and 164 mcf, respectively, in 1994. During the second quarter of 1995, average sales prices for crude oil increased to $17.76 per barrel, while natural gas decreased to $1.45 per mcf, as compared to $16.21 per barrel and $2.13 per mcf, respectively, for the same period in 1994. The increase in natural gas production was due to the addition of the Mestena E-18 well, which offset declining production on other Partnership wells.

        Lease operating expense for the three months ended June 30, 1995 increased by $8,970 or 31% compared to the corresponding period in 1994. Production tax expense for the second quarter of 1995 increased by $7,897 or 78% compared to the same period in 1994. These increases are mainly the result of additional gas volumes from the Mestena E-18 well and related operating expenses. The Mestena E-18 well started producing in May, 1994. Marketing deductions were 4,430 for the three months ended June 30, 1995 as compared to $5,997 for the three months ended June 30, 1994. Depletion expense increased by $1,657 or 9% compared to the corresponding period in 1994. General and administrative expenses for the second quarter of 1995 increased by $3,475 or 5% compared to the same period in 1994. Interest expense increased by $14,667 or 43% compared to the corresponding period in 1994. The increase in interest expense is due primarily to the increase in interest rates in 1995 and an increase in the payable balance to the General Partner in 1995 as compared to 1994.

      Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

        The Partnership reported a net loss of $162,065 for the six months ended June 30, 1995, as compared to a net loss of $61,508 for the same period in 1994. The increase was primarily attributable to declines in oil production and gas prices, and increases in lease operating expenses, production taxes and interest expense.

        Crude oil and natural gas sales for the six months ended June 30, 1995 were $227,319, a decrease of $36,800, or 14% compared to the same period in 1994. Crude oil production decreased to 57 barrels per day, while natural gas production increased to 178 mcf per day, as compared to 74 barrels and 172 mcf, respectively, in 1994. During the first six months of 1995, average sales prices for crude oil increased to $17.38 per barrel, while natural gas decreased to $1.48 per mcf, as compared to $14.65 per barrel and $2.28 per mcf, respectively, for the same period in 1994. Natural gas production increased slightly due to the addition of the Mestena E-18 well, offsetting somewhat the otherwise decline in gas prices.

        Lease operating expense for the six months ended June 30, 1995 increased by $19,995 or 41% compared to the corresponding period in 1994.
     Production tax expense for the first six months of 1995 increased by $6,409 or 31% compared to the same period in 1994. These increases relate primarily to the addition of the Mestena E-18 as a producing gas well, effective May, 1994. Marketing deductions were $7,850 for the six months ended June 30, 1995 as compared to $14,784 for the same period in 1994. Depletion expense increased by $2,612 or 8% compared to the corresponding period in 1994. General and administrative expenses for the six months ended June 30, 1995 increased by $10,822 or 7% compared to the same period in 1994. Interest expense increased by $29,192 or 46% compared to the same period in 1994. The increase in interest expense is due primarily to the increase in interest rates in 1995 and an increase in the payable balance to the General Partner in 1995 as compared to 1994.


                             PART II - OTHER INFORMATION

                                C&K 1981 FUND-B, LTD.


     Item 1. Legal Proceedings

             None.

     Item 2. Changes in Securities

             None.

     Item 3. Defaults Upon Senior Securities

             None.

     Item 4. Submission of Matters to a Vote of Security Holders

             Not applicable.

     Item 5. Other Information

             None.

     Item 6. Exhibits and Reports on Form 8-K

             (a)Exhibits:

             None.

             (b)Reports on Form 8-K:

             On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10269 and Internal Revenue Service Identification No. 76-0307699), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, in which it reported a change in the Registrant's certifying independent accountants.



                                      SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           C&K 1981 Fund-B, LTD.
                                           (Registrant)




                                       By: /s/ Dan R. Taylor
                                            Dan R. Taylor
                                            Vice President and Controller
                                            CODY ENERGY, INC.
                                            Successor General Partner







     DATE: August 4, 1995