Form 10-Q
period 1995-09-30
C&K 1981 FUND B LTD
filed 1995-11-14
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1995

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              September 30, 1995 and December 31, 1994

              Statements of Operations
              Three months and nine months ended September 30, 1995 and 1994

              Statements of Partners' Capital (Deficit)
              Nine months ended September 30, 1995 and 1994

              Statements of Cash Flows
              Nine months ended September 30, 1995 and 1994

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURE


                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                                 September 30,   December 31,
                                                     1995           1994
     Current Assets:

     Cash and cash equivalents                $     69,032     $     67,353

       Total Current Assets                         69,032           67,353

     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                           22,690,079       22,689,413

     Less:  Accumulated depletion              (22,255,015)     (22,206,837)

                                                   435,064          482,576

     Total Assets                             $    504,096     $    549,929


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


     Current payable to General Partner       $     25,391     $    45,393

     Long-term payable to General Partner        2,023,557       1,823,326

       Total Liabilities                         2,048,948       1,868,719

     Contingency (Note 7)
     Partners' deficit                          (1,544,852)     (1,318,790)

     Total Liabilities and Partners' Capital  $    504,096    $    549,929

[FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                    1995        1994        1995        1994
     Revenues:

       Oil and gas sales           $ 88,999  $114,238    $ 316,318   $ 378,357
       Interest income                  564       935        1,678       3,710

                                     89,563   115,173      317,996     382,067

     Expenses:

       Lease operating expense       24,690    14,767       93,041      63,123
       Production tax expense         9,119    12,772       36,372      33,616
       Marketing deductions           4,697     9,280       12,547      24,064
       Depletion expense             13,549    16,596       48,178      48,613
       General and administrative
         expense                     71,252    83,987      230,870     232,783
       Interest expense --
         Affiliated                  48,597    39,425      141,394     103,030

                                    171,904   176,827      562,402     505,229

     Net income (loss)             $(82,341) $(61,654)   $(244,406)  $(123,162)

     Net income (loss) per
      consenting limited
       partnership unit
       (2,751 outstanding)         $  (5.19) $  15.02    $  (18.40)  $   (6.32)

     Net income (loss) per
      nonconsenting limited
       partnership unit
       (982 outstanding)           $ (53.83) $ (54.89)   $ (161.97)  $ (112.75)

[FN]

    The accompanying notes are an integral part of these financial statements.


                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                 Nine months ended September 30, 1994
                                              Non-
                               Consenting   Consenting   Combining
                     General    Limited      Limited     Adjustment
                     Partner    Partners     Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1994  $ 199,868  $375,387    $(1,639,611)   $ (775)   $(1,065,131)

     Contributions    164,089     --            --            --        164,089
     Distributions   (160,375)    --            --            --       (160,375)
     Net income
      (loss)            4,319   (17,389)      (110,723)      631       (123,162)

     Balance at
      9/30/94       $ 207,901  $357,998    $(1,750,334)   $ (144)   $(1,184,579)


                          Nine months ended September 30, 1995
                                              Non-
                              Consenting   Consenting  Combining
                     General    Limited     Limited    Adjustment
                     Partner   Partners     Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1995  $ 203,959   $260,611  $(1,783,222)   $(138)   $(1,318,790)

     Contributions    152,056      --          --          --         152,056
     Distributions   (133,712)     --          --          --        (133,712)
     Net income
      (loss)          (35,666)   (50,609)    (159,050)     919       (244,406)

     Balance at
      9/30/95       $ 186,637   $210,002  $(1,942,272)   $ 781    $(1,544,852)

[FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                            Nine months ended
                                                               September 30,

                                                            1995         1994
     Cash flows from operating activities:
      Net income (loss)                                 $(244,406)   $ (123,162)
      Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
         Depletion                                         48,178        48,613

          Net cash provided by (used in)
           operating activities                          (196,228)      (74,549)

     Cash flows from investing activities:
      (Additions) retirements to oil and gas
       properties and equipment                              (666)     (161,621)

     Cash flows from financing activities:
      Increase in payable to General Partner              180,229       148,085
      Distributions to General Partner                   (133,712)     (160,375)
      Contributions by General Partner                    152,056       164,089

         Net cash provided by (used in)
          financing activities                            198,573       151,799

     Net increase (decrease) in cash and
      cash equivalents                                      1,679       (84,371)

     Cash and cash equivalents at beginning of period      67,353       205,214

     Cash and cash equivalents at end of period         $  69,032     $ 120,843

[FN]

    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Management Representation

        These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the C&K 1981 Fund-B, Ltd. at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the partners' capital (deficit) and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three months and nine months ended September 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

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

        C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company ("WCLLC"), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

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

        The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capital-ized costs of oil and gas properties exceed the "capitalization ceiling" which is calculated as the present value of future net revenues from estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

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

       Distributions Payable

        There were no distributions payable to the Limited Partners as of September 30, 1995 or 1994.

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

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statements of Partners' Capital (Deficit) for the nine months ended September 30, 1995 and 1994. During the nine months ended September 30, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

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

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the nine months ended September 30, 1995 and 1994.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.6% and 7.4% during the nine months ended September 30, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.

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


                                C&K 1981 FUND-B, LTD.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the nine months ended September 30, 1995 was $196,228, as compared to net cash used in operations of $74,549 for the corresponding period in 1994. This increase was the result of a decrease in revenues and an increase in operating expenses and interest expense.

        During the nine months ended September 30, 1995, the Partnership distributed to the General Partner cash proceeds of $133,712. (See Notes 1 and 5 of the Condensed Notes to the Financial Statements). For the nine months ended September 30, 1995, the General Partner's contributions (allocated share of costs and expenses incurred) were $152,056.

        For the nine months ended September 30, 1995 and 1994, the Partnership incurred capital expenditures of $666 and $161,621, respectively. The Partnership has made no immediate plans for additional exploratory or developmental capital programs except those necessary to maintain well productivity for 1995.

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

     RESULTS OF OPERATIONS

       Three Months Ended September 30, 1995 vs. Three Months Ended September 30, 1994

        The Partnership reported a net loss of $82,341 for the three months ended September 30, 1995 as compared to a net loss of $61,654 reported for the same period in 1994. The increase was primarily attributable to declines in oil production and oil and gas prices in 1995.

        Crude oil and natural gas sales for the three months ended September 30, 1995 were $88,999, a decrease of $25,239, or 22% compared to the same period in 1994. Crude oil production decreased to 45 barrels per day, while natural gas production increased to 194 thousand cubic feet ("mcf") per day, as compared to 62 barrels and 167 mcf, respectively, in 1994. During the third quarter of 1995, average sales prices for crude oil decreased to $15.52 per barrel, while natural gas decreased to $1.38 per mcf, as compared to $16.57 per barrel and $1.52 per mcf, respectively, for the same period in 1994. While the addition of the Mestena E-18 well increased gas production in 1995, equivalent mcf's from the sale of processed gas plant by-products also contributed to the increased gas sales. During the first half of 1994, gas was sold at the wellhead rather than processed due to economic reasons.

        Lease operating expense for the three months ended September 30, 1995 increased by $9,923 or 67% compared to the corresponding period in 1994. Included in lease operating expenses for 1995 are non-recurring workover costs necessary to maintain production on one well of approximately $3,500. Production tax expense for the third quarter of 1995 decreased by $3,653 or 29% compared to the same period in 1994. Production taxes decreased in relation to the decrease in oil and gas sales. Marketing deductions were 4,697 for the three months ended September 30, 1995 as compared to $9,280 for the three months ended September 30, 1994. Depletion expense decreased by $3,047 or 18% compared to the corresponding period in 1994. General and administrative expenses for the third quarter of 1995 decreased by $12,735 or 15% compared to the same period in 1994. Interest expense increased by $9,172 or 23% compared to the corresponding period in 1994. The increase in interest expense is due to increases in interest rates and in the payable balance to the General Partner in 1995.

      Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

        The Partnership reported a net loss of $244,406 for the nine months ended September 30, 1995, as compared to a net loss of $123,162 for the same period in 1994. The increase was primarily attributable to declines in oil production and gas prices and an increase in operating expenses and interest.

        Crude oil and natural gas sales for the nine months ended September 30, 1995 were $316,318, a decrease of $62,039, or 16% compared to the same period in 1994. Crude oil production decreased to 53 barrels per day, while natural gas production increased to 183 mcf per day, as compared to 68 barrels and 176 mcf, respectively, in 1994. During the first nine months of 1995, average sales prices for crude oil increased to $16.85 per barrel, while natural gas decreased to $1.44 per mcf, as compared to $15.45 per barrel and $1.99 per mcf, respectively, for the same period in 1994. Natural gas production increased slightly due to production from the Mestena E-18 well, which went on production in May, 1994, and additional equivalent mcf's from the sale of gas by-products. During the first half of 1994, gas was sold at the wellhead rather than processed for economic reasons.

        Lease operating expense for the nine months ended September 30, 1995 increased by $29,918 or 47% compared to the corresponding period in 1994. Included in lease operating expenses for 1995 are non-recurring workover costs necessary to maintain production on two wells of approximately $5,500. The increase in lease operating expenses is also a result of additional operating requirements as the properties mature, irrespective of production rates. Production tax expense for the first nine months of 1995 increased by $2,756 or 8% compared to the same period in 1994. Production taxes, which usually follow production trends, were increased slightly due to a larger percent of the gas produced from Louisiana wells, which are taxed based on production volumes, not value. Marketing deductions were $12,547 for the nine months ended September 30, 1995 as compared to $24,064 for the same period in 1994. Depletion expense decreased by $435 or 1% compared to the corresponding period in 1994. General and administrative expenses for the nine months ended September 30, 1995 decreased by $1,913 or 1% compared to the same period in 1994. Interest expense increased by $38,364 or 37% compared to the same period in 1994. The increase in interest expense is due primarily to the higher interest rate and an increase in the payable balance in 1995.


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

             (a) Exhibits:

             None.

             (b) Reports on Form 8-K:

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



     DATE: November 13, 1995