Form 10-K
period 1995-12-31
C&K 1981 FUND B LTD
filed 1996-03-29
CIK 356288

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     Commission file number 0-10269

                                C&K 1981 FUND-B, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                             76-0307699
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

            7555 East Hampden Ave., Suite 600
                   Denver, Colorado                         80231
         (Address of principal executive offices)        (Zip code)


     Registrant's telephone number, including area code: (303) 695-3600

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                      Name of Each Exchange
         Title of Each Class                             Which Registered

                 None                                          None

                            Limited Partnership Interests
                                   (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      X
                                     Yes       No

                         DOCUMENTS INCORPORATED BY REFERENCE

           Portions of Registrant's Registration Statement No. 2-70303 are incorporated by reference into Part IV of this report.

                                        PART I

     ITEM 1 - Business

      General

         The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 1 - Organization.

      Operating Hazards and Uninsured Risks

         All of the Partnership's oil and gas activities are subject to the risks normally associated with exploration for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. The General Partner believes that its operations and facilities are in compliance with applicable environmental regulations. Nevertheless, the risks of substantive costs and liabilities are inherent in operations such as the Partnership's, and there can be no assurance that significant costs and liabilities will not be incurred in the future. The General Partner does carry insurance against some, but not all, of these risks. Losses and liabilities arising from such events would reduce revenues and increase costs to the Partnership to the extent not covered by insurance. Notwithstanding the foregoing, the General Partner believes that it has adequate insurance coverage to preclude any material adverse impact from known claims.

      Markets

         The availability of a ready market for the Partnership's oil and gas production and revenues generated from sales of production depends on numerous factors beyond its control, including the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities, and the costs of complying with applicable environmental regulations. Prices for oil and gas have proven volatile in recent years. Due to all of the above stated factors, management is unable to predict future prices.

     Regulation

      Federal Regulation

         Various aspects of the Partnership's natural gas operations are affected by regulations of the Federal Energy Regulatory Commission ("FERC") under authority of the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). The provisions of these acts are complex. However, pursuant to certain FERC rules and recent legislation, most gas was deregulated on January 1, 1993. Additionally, the interstate natural gas pipeline industry is undergoing a substantial restructuring by the FERC. The impact of price decontrol and the FERC restructuring on the Partnership is uncertain, but at present would appear not to cause a material adverse effect on the business of the Partnership.

      State Regulation

         Most states in which the Partnership owns oil and gas properties have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and maximum rates of production from oil and gas wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Partnership properties. State regulatory authorities have also established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Some states have enacted statutes prescribing ceiling prices for gas sold within the state.

         In 1992, the Texas Railroad Commission ("TRC") adopted a significant revision to the current system of natural gas production in Texas. The previous system required each pipeline system to estimate the demand for gas each month and take from its suppliers on a pro rata basis. The new rule assigns allowable production of natural gas to wells on an annual basis rather than a monthly basis. In addition, the determination of market demand is made by the TRC rather than the pipelines. The impact of these new regulations on the Partnership has been and is expected to be minimal.

      Environmental Regulation

         The Partnership's oil and gas exploration and production operations are subject to regulation by the United States Environmental Protection Agency (the "EPA") and the regulatory bodies in each state in which it is doing business. The Partnership's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities. New programs and changes in existing programs are anticipated, some of which include naturally occurring radioactive materials ("NORM"), oil and gas exploration and production waste management, and underground injection of waste materials. The Partnership is not a party to any enforcement proceedings at this time.

      Federal Income Tax Legislation

         The Partnership pays no income taxes. Instead, all items of income and loss flow through directly to the partners to be included in their individual returns. Certain limitations on the deductibility of losses attributable to an investment in the Partnership under the passive loss rules will apply to the Limited Partners which are individuals, estates, trusts, closely held corporations and personal service corporations. In general, losses from activities in which an investor does not materially participate (characterized as passive activities), such as a Limited Partner's interest in the Partnership, are only deductible to the extent of income from such passive activities.

         The Revenue Act of 1987 classifies certain "publicly traded" partnerships as corporations for federal income tax purposes. The General Partner believes that the Partnership should not be considered a publicly traded partnership under such provisions, although no assurance of this result can be given. In the event the Partnership was classified as a publicly traded partnership under such provisions, it should qualify for an exemption from corporate classification to the extent that 90% of its gross income is derived from the exploration, production and development of oil and natural gas.

         Each Limited Partner should consult with his tax advisor as to the effect of the federal income tax laws on his investment in the Partnership.

      Additional Legislation

         No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas, imposing new taxes on revenues attributable to oil and gas production, or affecting the market demand for oil and gas; nor can it be predicted which proposals, including those currently under consideration, if any, might be enacted or become effective.

      Employees

         The Partnership has no employees. Management of the Partnership, including legal, accounting, technical and operational support, is provided by the General Partner.


     ITEM 2 - Properties

      General

         The Partnership's interests in its properties are in the form of various ownership interests in oil and gas leases. On certain properties, the size of interest owned by the Partnership will change after the investment in the prospect or well is recovered. The Partnership's properties may be subject to liens, operating agreements, minor encumbrances, easements and restrictions.

      Acreage

         As of December 31, 1995, the Partnership held oil and natural gas leases as follows:

                                             Acreage Developed
                                               Gross      Net
               Louisiana                        320        48
               Texas                          1,600       162

                 Totals                       1,920       210


      Production

         The following table summarizes for the periods indicated the Partnership's (i) net oil and gas production, (ii) the average sales price received per barrel ("bbl") of crude oil and per thousand cubic feet ("mcf") of natural gas, and (iii) the composite production cost per equivalent bbl of oil and gas ("BOE") produced. Gas has been converted on the basis of 6 mcf equals 1 bbl. Liquid gas plant production (derived from natural gas) has been converted on the basis of 1 bbl of plant product equals 6 mcf.

                                                  Year Ended December 31,
                                                1995        1994       1993
     Natural Gas:
       Production (mcf)                      47,385      55,672     67,784
       Average Sales Price per mcf            $1.57       $1.96      $1.97

     Plant Products:
       Production (mcf)                      20,171       9,405     27,162
       Average Sales Price per mcf            $1.40       $1.23      $1.40

     Oil:
       Production (bbl)                      19,931      23,780     35,453
       Average Sales Price per bbl           $16.76      $15.40     $17.07

     Composite Production Cost per BOE        $5.12       $4.07      $3.70


      Estimated Oil and Gas Reserve Quantities (Unaudited)

         The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 8 - Supplemental Data of Oil and Gas Operations.

      Productive Properties

         As of December 31, 1995, the Partnership had working interests in seven gross (.93 net) productive wells, in Louisiana and Texas.

      Drilling Activity

         The Partnership did not participate in any drilling activity during 1995. During 1994, the Partnership participated in the drilling of the Mestena E-18 well which cost the Partnership $171,281 and increased the Partnership reserve base by 2,982 bbls of oil and 182,971 mcf of gas and plant products. In 1993, the Partnership did not participate in any drilling activity.


     ITEM 3 - Legal Proceedings

         There were no material pending legal proceedings to which the Partnership is a party nor to which any of its properties are subject.


     ITEM 4 - Submission of Matters to a Vote of Security Holders

         None.


                                       PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholders Matters

         The number of holders of record of equity securities of the Partnership as of December 31, 1995, was as follows:


                   Title of Class               Number of Record Holders

            Limited Partnership Interests                633


         The assignment of interest is subject to certain restrictions.
     Because of these restrictions and the absence of a public market for the interests, a Limited Partner may not readily be able to liquidate his investment in the Partnership. However, Article VII of the Partnership Agreement provides a procedure whereby a Limited Partner may present his Limited Partnership interest to the General Partner for purchase. The purchase price is based on the Limited Partners' proportionate share of the sum of (i) two-thirds of the present worth of estimated future net revenues discounted at the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities. (See Part IV of this report under Notes to Financial Statements, Notes 4 and 5).


     ITEM 6 - Selected Financial Data

         Selected financial data for each of the five years in the period ended December 31, 1995 are as follows:


                                         Year Ended December 31,
                                      1995         1994          1993
     Oil and Gas Sales             $ 436,487     $ 486,768    $  776,694

     Production Costs
      and Taxes                      159,175       141,000       189,844

     Oil and Gas Sales, Net of
      Production Costs and Taxes     277,312       345,768       586,850

     Net Income (Loss) from
      Continuing Operations         (297,411)     (195,065)       70,271

     Net Income (Loss) per
      Consenting Limited
      Partnership unit                   (20)          (16)           22

     Net Income (Loss) per
      Nonconsenting Limited
      Partnership unit                  (213)         (146)         (102)

     Total Assets                    486,369       549,929       581,184

     Short-Term Obligations           16,823        62,193       176,838

     Long-Term Obligations         2,075,630     1,806,526     1,469,477


     ITEM 6 - Selected Financial Data (continued)

                                       Year Ended December 31,

                                         1992            1991
     Oil and Gas Sales                $1,107,442      $1,242,749

     Production Costs
      and Taxes                          196,903         498,223

     Oil and Gas Sales, Net of
      Production Costs and Taxes         910,539         744,526

     Net Income (Loss) from
      Continuing Operations              335,320          80,935

     Net Income (Loss) per
      Consenting Limited
      Partnership unit                        58              28

     Net Income (Loss) per
      Nonconsenting Limited
      Partnership unit                       (64)           (122)

     Total Assets                        767,825         912,883

     Short-Term Obligations              252,671         275,107

     Long-Term Obligations             1,506,860       1,446,238


     ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      1995 Compared to 1994

         The Partnership's net loss for the year ended December 31, 1995 was $297,411, representing a 52% increase or $102,346 from the net loss reported for the same period in 1994. The increase resulted primarily from declines in oil production and gas prices, and an increase in operating expenses and interest.

         Crude oil and natural gas sales for the year ended December 31, 1995 decreased $50,281 or 10% compared to the same period in 1994. During 1995, average crude oil prices increased to $16.76 per bbl, compared with 1994 prices of $15.40. Average natural gas prices for 1995 decreased to $1.57 per mcf, compared with 1994 prices of $1.96 per mcf. Average plant product prices in 1995 increased to $1.40 per equivalent mcf, compared to 1994 prices of $1.23 per equivalent mcf. During 1995, crude oil production per day decreased to 55 bbls compared to 65 bbls per day in 1994. Natural gas production decreased to 130 mcf per day in 1995, compared to 153 mcf per day in 1994. Plant products increased to 55 equivalent mcf per day in 1995, compared to 26 equivalent mcf per day in 1994. During the first half of 1994, gas was sold at the wellhead rather than processed for economic reasons, which resulted in the increase for 1995.

         The overall expenses increased in 1995 compared to 1994. Lease operating expenses increased by $17,768 or 19% compared to the same period in 1994, and production taxes and depreciation, depletion and amortization increased by $407 or 1%, and $1,798 or 3%, respectively. Included in lease operating expenses for 1995 are non-recurring workover costs necessary to maintain production on two wells of approximately $10,400. The increase in operating expenses is also the result of additional operating requirements as the properties mature, including environmental and safety costs, irrespective of production declines. Interest expense increased by $46,436 or 32%, in 1995, the result of increases in the payables and interest rates. The Partnership reported marketing deductions of $18,067 and $28,552 for 1995 and 1994, respectively, a decrease of $10,485, or 37%, as a result of the decline in gas available to market.

      1994 Compared to 1993

         The Partnership's net loss for the year ended December 31, 1994 was $195,065, representing a $265,336 decrease from net income of $70,271 reported for the same period in 1993. The decrease resulted primarily from declines in both production volumes and prices which were offset somewhat by lower overall expenses. In addition, interest income decreased by $1,162 or 21% due to decreased cash balances.

         Crude oil and natural gas sales for the year ended December 31, 1994 decreased $289,926 or 37% compared to the same period in 1993. The decrease was attributable to lower overall production volumes and prices in 1994 compared to 1993. During 1994, average crude oil prices declined to $15.40 per bbl, compared with 1993 prices of $17.07. Average natural gas prices for 1994 decreased to $1.96 per mcf, compared with 1993 prices of $1.97 per mcf. Average plant product prices of 1994 decreased to $1.23 per equivalent, compared to 1993 prices of $1.40 per equivalent mcf. During 1994, crude oil production per day decreased to 65 bbls compared to 97 bbls per day in 1993. Natural gas production decreased to 153 mcf per day in 1994, compared to 186 mcf per day in 1993. Plant products decreased to 26 equivalent mcf per day in 1994, compared to 74 equivalent mcf per day in 1993.

         The overall expenses were lower in 1994 as compared to 1993. Lease operating expenses decreased by $9,978 or 9% compared to the same period in 1993. Production taxes and depreciation, depletion and amortization decreased by $38,866 or 46%, and $23,583 or 27%, respectively, due to lower oil and gas sales in 1994 compared to 1993. Interest expense increased by $30,813, the result of rising interest rates and an increase in the payable balance. The Partnership reported marketing deductions of $28,552 and $13,327 for 1994 and 1993, respectively.

     Financial Condition and Liquidity

      Cash Flow from Operations

         Net cash used in operating activities was $230,915 in 1995, an increase of $117,325 or 103% when compared to 1994. The increase is primarily the result of a decline in revenues from oil and gas production and an increase in interest expense. Cash flows used in operating activities in 1994 were $113,590, as compared to cash provided by operations of $158,529 in 1993, a change of $272,119. This change was primarily due to a significant decline in oil and gas revenues.

      Capital Resources

         During 1995, there were expenditures for property additions of $666 as compared with capital expenditures of $171,281 in 1994 and $2,434 in 1993. The Partnership has made no immediate plans for additional exploratory or developmental capital programs in 1996, except those necessary to maintain well productivity.

      Financing Activities and Financial Condition

         There were no cash proceeds distributed to the Limited Partners during 1995. For the year ended December 31, 1995, the General Partner's contributions (allocated share of costs and expenses incurred) and distributions (allocated share of revenue collected) were $196,608 and $186,491, respectively.

         The Consenting Limited Partners' financing requirements for operating expenses and capital projects are currently provided by revenues from their share of the Partnership's operations. The Partnership does not consider long-term financing arrangements on behalf of the Consenting Limited Partners, from the General Partner or other sources, as necessary at this time.

         As a result of the deficit capital position of the Nonconsenting Limited Partners, all net cash flows attributable to the Nonconsenting Limited Partners' share of the Partnership's operations are presently applied entirely against their indebtedness for past advances by the General Partner and are not available to fund Partnership needs. Funds required by the Partnership in excess of those generated by operations attributable to the different partner interests will be advanced by the General Partner.

         The Partnership's financial condition and operating results will be materially affected by any significant fluctuations in sales prices for oil and gas production. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in 1996 and future years for its crude oil and natural gas.


     ITEM 8 - Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section in Part IV of this report.


     ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 20, 1995, the General Partner's Board of Directors approved a change in the Registrant's certified independent accountants from Hein + Associates LLP to Ernst & Young LLP as reported on Form 8-K dated June 20, 1995.



                                       PART III


     ITEM 10 - Directors and Executive Officers of the Registrant

         The Partnership has no officers or directors. The management of the General Partner is vested in a Board of Directors consisting of four members. The following persons currently serve as members of the Board of Directors and/or principal executive officers:

            Name                Age         Position

     Charles C. Gates           74          Chairman of the Board

     Thomas J. Gibson           60          Director

     Robert L. Kubik            50          President, Director

     Richard E. Westerberg      43          Exec. Vice President, Secretary
                                            and Director

     Dan R. Taylor              39          Vice President/Controller

     Brad Fisher                34          Vice President - Operations

         Charles C. Gates is Chairman of the Board of CODY ENERGY, INC. Mr. Gates obtained a B.S. in Engineering from Stanford University, and an Honorary Doctorate of Engineering from the Colorado School of Mines and Michigan Technological University. He also serves as Chairman of the Board and Chief Executive Officer of The Gates Corporation, the parent company to CODY ENERGY, INC.

         Thomas J. Gibson is a Director of CODY ENERGY, INC. Mr. Gibson received a Bachelor of Electrical Engineering Degree in 1956, and a Juris Doctorate Degree from George Washington University Law School in 1963. After being employed in various positions with The Gates Rubber Company for over fifteen years, Mr. Gibson was appointed Executive Vice President of The Gates Corporation, parent of the Gates Rubber Company.

         Robert L. Kubik is a Director of CODY ENERGY, INC. Mr. Kubik joined The Gates Corporation in 1986 as Assistant General Counsel and Director of Corporate Real Estate. Qualified as a lawyer, he has 19 years of oil industry experience with Amerada Hess, Energy Management and Mobil Oil.

         Richard E. Westerberg is Director, Executive Vice President and Secretary of CODY ENERGY, INC. For eight years he served as President of private companies providing services for acquisition, development, and drilling ventures before joining Cody Resources in 1992.

         Dan R. Taylor is Vice President/Controller of CODY ENERGY, INC. Mr. Taylor received a BBA in Accounting and Information Systems from the University of Texas in 1984. He is a Certified Public Accountant with over ten years of professional accounting experience, primarily in the oil and gas industry.

         Brad Fisher was appointed Vice President of Operations for CODY
     ENERGY, INC. in 1994. Mr. Fisher received a degree in Petroleum Engineering from Texas A&M University in 1983 and previously held the position of Vice President of Engineering and Production for Ultramar Oil and Gas Limited.


     ITEM 11 - Executive Compensation

         The Partnership has no officers or directors.


     ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1995, the General Partner owned 37.5% of all Limited Partner interests. No Limited Partner owned, of record or beneficially, more than 5% of the Limited Partnership interests.

         The General Partner has a 50% interest in all of the Partnership's oil and gas revenues and, upon liquidation, a 50% interest in the Partnership's properties as provided under the terms of the Articles of Limited Partnership. In addition, the General Partner has a further 13% interest in the Partnership's oil and gas revenues from wells drilled from the additional contributions the General Partner made on behalf of Nonconsenting Limited Partners, subject to a ceiling of 300% ($1,841,250).

         As of March 1996, officers and directors of the General Partner owned none of the Limited Partnership interests in the Partnership.


     ITEM 13 - Certain Relationships and Related Transactions

         In accordance with the provisions of the Articles of Limited Partnership, the Partnership annually reimbursed the General Partner $279,975 in 1995, 1994, and 1993 for indirect administrative and overhead expenses attributable to the operations of the Partnership. Excluding special costs (reserve report preparation, tax reporting-related costs, audit costs and printing costs attendant to Limited Partner reports), which are allocated 99% to the Limited Partners and 1% to the General Partner, general and administrative expenses are allocated 50% to the Limited Partners and 50% to the General Partner.

         The General Partner acts as operator for all seven of the Partnership wells.



                                       PART IV


     ITEM 14 - Financial Statements, Schedules, Exhibits Filed and Reports on Form 8-K

     A. Documents Filed

        1.  Financial Statements

            Independent Auditors' Reports

            Balance Sheets - December 31, 1995 and 1994

            Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

            Statements of Changes in Partners' Capital (Deficit) for the Years Ended December 31, 1995, 1994 and 1993

            Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

            Notes to Financial Statements

        2.  Exhibits Filed

            The following documents are included as exhibits to the Annual Report on Form 10-K. Those exhibits listed below which are incorporated by reference herein are indicated as such by the information supplied in the parenthetical reference thereafter.

            4.1 - Restated Limited Partnership Agreement. (Filed as Exhibit 4.1 to Registration Statement No. 2-70303 and incorporated herein by reference.)

            4.2 - Restated Certificate of Limited Partnership for C&K 1981 Fund-B, Ltd. filed in Texas. (Filed as Exhibit 4.3 to
            Registration Statement No. 2-70303 and incorporated herein by reference.)

            4.3 - Form of Subscription Agreement. (Filed as Exhibit 4.4 to Registration Statement No. 2-70303 and incorporated herein by reference.)

     B. Reports on Form 8-K

        On June 20, 1995, the Partnership filed a Form 8-K (Commission No. 0-10269 and Internal Revenue Service Identification No. 76-0307699), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, relating to the change in the registrant's certified accountants.

                            Report of Independent Auditors


     The Partners of C&K 1981 Fund-B, Ltd.:

     We have audited the balance sheet of C&K 1981 Fund-B, Ltd. as of December 31, 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1981 Fund-B, Ltd. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1981 Fund-B, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has a net capital deficiency and funds required by the Partnership in excess of those generated by operations attributable to certain partner interests will be advanced by the General Partner. The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as General Partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Ernst & Young LLP
     Denver, Colorado
     March 8, 1996

                             INDEPENDENT AUDITOR'S REPORT


     To the Partners of
      C&K 1981 Fund-B, Ltd.:

     We have audited the accompanying balance sheet of C&K 1981 Fund-B, Ltd. (a Texas Limited partnership) as of December 31, 1994 and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1981 Fund-B, Ltd., as of December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1981 Fund-B, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has a net capital deficiency and funds required by the Partnership in excess of those generated by operations attributable to certain partner interests will be advanced by the General Partner. The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Hein + Associates LLP
     Houston, Texas
     March 13, 1995

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS


                                        ASSETS


                                                        December 31,
                                                    1995            1994
     Current Assets:

     Cash                                     $     69,600     $     67,353

       Total Current Assets                         69,600           67,353

     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                      22,690,079       22,689,413

     Less:  Accumulated depreciation,
       depletion and amortization              (22,273,310)     (22,206,837)

                                                   416,769          482,576

     Total Assets                             $    486,369     $    549,929


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                      $     16,823     $     16,800

     Current payable to
      General Partner                                --              45,393

     Long-term payable to
      General Partner                            2,075,630        1,806,526

         Total Liabilities                       2,092,453        1,868,719

     Contingency (Note 7)

     Partners' Capital (Deficit):
       General Partner                             178,807          203,959
       Consenting Limited Partners                 206,681          260,611
       Nonconsenting Limited Partners           (1,992,702)      (1,783,222)
       Combining adjustment                          1,130             (138)

         Total Partners' Capital (Deficit)      (1,606,084)      (1,318,790)

     Total Liabilities and
       Partners' Capital (Deficit)            $    486,369     $    549,929

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS


                                                 Year ended December 31,
                                             1995          1994       1993
     Revenues:
      Oil and gas sales                  $ 436,487     $ 486,768    $776,694
      Interest income                        2,247         4,420       5,582

                                           438,734       491,188     782,276

     Expenses:
      Lease operating                      113,699        95,931     105,909
      Production tax                        45,476        45,069      83,935
      Marketing deductions                  18,067        28,552      13,237
      Depreciation, depletion and
       amortization                         66,473        64,675      88,258
      General and administrative           301,224       307,256     306,709
      Interest - Affiliated                191,206       144,770     113,957

                                           736,145       686,253     712,005

     Net income (loss)                   $(297,411)    $(195,065)   $ 70,271

     Net income (loss) allocation:
      General Partner                    $ (35,269)    $  (7,315)   $108,812
      Consenting Limited Partners          (53,930)      (44,776)     61,107
      Nonconsenting Limited Partners      (209,480)     (143,611)    (99,905)
      Combining adjustment                   1,268           637         257

     Net income (loss)                   $(297,411)    $(195,065)   $ 70,271

     Net income (loss) per
      consenting limited
      partnership unit
      (2,751 outstanding)                $  (19.60)    $  (16.28)    $ 22.21

     Net income (loss) per
      nonconsenting limited
      partnership unit
      (982 outstanding)                  $ (213.32)    $ (146.24)   $(101.74)

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                               Non-
                                 Consenting Consenting   Combining
                        General    Limited    Limited    Adjustment
                        Partner   Partners   Partners     (Note 3)     Total
     Balance at
      Jan. 1, 1993  $ 234,752   $314,280   $(1,539,706) $(1,032)   $(991,706)

     Contributions    194,414      --         --           --        194,414
     Distributions   (338,110)     --         --           --       (338,110)
     Net income
       (loss)         108,812     61,107       (99,905)     257        70,271

     Balance at
      Dec. 31, 1993 $ 199,868   $375,387   $(1,639,611)  $(775)   $(1,065,131)

     Contributions    218,025      --           --         --         218,025
     Distributions   (206,619)   (70,000)       --         --        (276,619)
     Net income
       (loss)          (7,315)   (44,776)    (143,611)     637       (195,065)

     Balance at
      Dec. 31, 1994 $ 203,959   $ 260,611  $(1,783,222)  $ (138)  $(1,318,790)

     Contributions    196,608      --           --        --          196,608
     Distributions   (186,491)     --           --        --         (186,491)
     Net income
       (loss)         (35,269)    (53,930)    (209,480)   1,268      (297,411)

     Balance at
      Dec. 31, 1995 $ 178,807   $ 206,681  $(1,992,702)  $1,130   $(1,606,084)

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                           1995           1994          1993
     Cash flows from
      operating activities:
      Net income (loss)                $(297,411)    $(195,065)     $  70,271
      Adjustments to reconcile net
        income (loss) to net cash provided
        by operating activities:
         Depreciation, depletion and
          amortization                    66,473        64,675         88,258
         Changes in operating assets
          and liabilities:
          Increase in accrued
          liabilities                         23        16,800            --
          Net cash provided by (used in)
            operating activities        (230,915)     (113,590)       158,529

     Cash flows from investing activities:
      Additions to oil and gas
      properties and equipment              (666)     (171,281)        (2,434)
         Net cash used in investing
         activities                         (666)     (171,281)        (2,434)

     Cash flows from financing activities:
      Increase in payable to
       General Partner                   223,711       205,604         79,474
      Decrease in distribution
       payable to Limited Partners          --           --          (192,690)
      Distributions to
       Limited Partners                     --         (70,000)          --
      Distributions to
       General Partner                  (186,491)     (206,619)      (338,110)
      Contributions by
       General Partner                   196,608       218,025        194,414

         Net cash provided by (used in)
           financing activities          233,828       147,010       (256,912)

     Net increase (decrease) in cash       2,247      (137,861)      (100,817)

     Cash at beginning of period          67,353       205,214        306,031

     Cash at end of period               $69,600     $  67,353      $ 205,214

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS


     NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

          The C&K 1981 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on December 16, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on June 1, 1981. Total initial Limited Partner contributions were $9,332,500 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On September 15, 1982, C&K requested the Limited Partners to pay an additional assessment of $2,333,125, or 25%, of their initial contributions. Of this amount, C&K paid $613,750 for 209 Limited Partners who declined to pay their share of the additional assessment ("Nonconsenting Limited Partners").
     Nonconsenting Limited Partners are subject to a penalty in an amount equal to 300% of the additional assessment paid by the General Partner.

          C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited "UOGL"), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc.
     ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

          Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company, ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

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

      Net Income (Loss) per Limited Partnership Unit

          Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners net income (loss) (see Statements of Changes in Partners' Capital (Deficit)) and dividing by the total limited partnership units outstanding.

      Contributions and Distributions

          Contributions by the General Partner, as presented in the Statements of Changes in Partners' Capital (Deficit), represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues. Distributions to Limited Partners represent periodic payments of available cash, as determined in accordance with the terms of the Partnership Agreement.

      Payable to the General Partner

          The long-term payable to the General Partner is the Nonconsenting Limited Partners' obligation to the General Partner for their share of costs, arising from Partnership operations, which are funded entirely by the General Partner. The current portion of the liability includes the amount estimated to be collectible from the Nonconsenting Limited Partners' net operating revenues over the current operating cycle (one year) and certain other amounts due from the Consenting Limited Partners.

      Revenue Recognition

          The Partnership recognizes oil and gas revenues for only its ownership percentage of total production under the entitlement method. Purchase, sale and transportation of natural gas and crude oil are recognized upon completion of the sale and when transported volumes are delivered.

      Concentration of Credit Risk

          Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership's policy is to evaluate, prior to entering agreements, each purchaser's financial condition. The Partnership sells to purchasers with different geographic and economic characteristics. Trade receivables, which are generally uncollateralized, are from oil and gas companies located throughout the United States.

      Use of Estimates

          The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Reclassifications

          Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1995. Such reclassifications had no effect on net income.


     NOTE 2 - SALES TO MAJOR CUSTOMERS


          Sales to major customers are summarized in the table below:

        Purchasers            1995            1994           1993
                           Sales     %      Sales   %     Sales    %
     Texaco Trading and
       Transportation     $312,958  72     277,630 57     397,541  51
     Williams Gas
       Marketing            74,178  17      93,742 19       --     --

          Since June 1, 1993, Williams Gas Marketing purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.


     NOTE 3 - ALLOCATION OF PARTNERSHIP REVENUES, COSTS AND EXPENSES

          The Partnership Agreement provides that revenues, costs and expenses shall be allocated to the partners as follows:

                                                           Limited   General
                                                          Partners   Partner
     REVENUES
       Sales of Production   . . . . . . . . . . . . . . . . 50%         50%
       Sale of Equipment   . . . . . . . . . . . . . . . . . 50          50
       Interest Income   . . . . . . . . . . . . . . . . . . 99           1

     COSTS AND EXPENSES
       Organization and Offering Expenses Other than
         Sales Commissions . . . . . . . . . . . . . . . . .  0         100
       Leasehold Acquisition Costs   . . . . . . . . . . . .  0         100
       Subsequent Leasehold Acquisition Costs  . . . . . . . 50          50
       Intangible Drilling Costs   . . . . . . . . . . . . . 99           1
       Tangible Drilling and Completion Costs Relating
         to Commercially Productive Wells  . . . . . . . . .  0         100
       Post-Completion Costs   . . . . . . . . . . . . . . . 50          50
       Operating Costs   . . . . . . . . . . . . . . . . . . 50          50
       Special Costs   . . . . . . . . . . . . . . . . . . . 99           1
       General and Administrative Expenses   . . . . . . . . 50          50

          As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for 209 Limited Partners (the Nonconsenting Limited Partners) who declined to pay their share of the additional assessment. Each such Nonconsenting Limited Partner's interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, related to the production of such revenues attributable to the Assessment Operations, in an amount equal to 300% ($1,841,250) of the additional assessment have been credited to the General Partner. As of December 31, 1995, $998,829 of revenue in excess of expenses has been allocated to the General Partner.

          The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1995, 1994 and 1993, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

          The combining adjustment included in partners' capital of $1,130 and $(138) at December 31, 1995 and 1994, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

          The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. In addition to the 40 units purchased by the General Partner for their initial capital contribution, a total of 1,274.50 units had been purchased from Limited Partners as of December 31, 1994.

          At January 1, 1995, the General Partner calculated a purchase price of $69.31 per unit for those Limited Partners who paid the additional assessment ("Consenting Limited Partners"). Eighty-five Consenting Limited Partner units were purchased for a total of $5,891.35 in 1995 from twenty-two Consenting Limited Partners. The purchase price calculations for the Nonconsenting Limited Partners have not resulted in positive amounts and, therefore, the General Partner has not offered to purchase such units during 1995. At December 31, 1995, the General Partner owned a total of 1,399.50 Consenting Limited Partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

          The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $279,975 in 1995, 1994 and 1993.

          In 1994, the Partnership made a cash distribution of $70,000 to the Consenting Limited Partners for their proportionate share of cash funds credited to their capital accounts which was in excess of the amounts necessary to meet such Partners' share of the existing or future obligations of the Partnership. No distributions were made during 1993 or 1995.

          After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 10%, 8% and 7% in 1995, 1994 and 1993, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


     NOTE 6 - INCOME TAXES

          Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for federal and state income taxes has been reflected in the accompanying financial statements. The tax returns, the qualification of the Partnership as a partnership for tax purposes, and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

          Set forth below is a reconciliation between net income for financial and federal income tax reporting purposes for the years ended December 31, 1995, 1994, and 1993.

                                                 Year ended December 31,
                                               1995        1994        1993
     Net income (loss) for financial
      reporting purposes                   $(297,411)    $(195,065)  $ 70,271
      Increase (decrease) in taxable net
        income resulting from:

        Depreciation, depletion and
        amortization for financial
        reporting purposes not deductible
        for income tax purposes               66,473        64,675     88,258

        Depreciation of oil and gas
        properties for income tax
        purposes not included as expenses
        for financial reporting purposes      (8,680)       (7,328)    (4,605)

        Oil and gas exploration and
        development costs capitalized for
        financial reporting purposes but
        deducted for income tax purposes        (666)     (142,360)    (1,445)

        Net gain on sale of equipment            --            499       --

     Net income (loss) as reported for
      federal income tax purposes          $(240,284)    $(279,579)  $152,479

     Net income (loss) as reported for
      federal income tax purposes
      applicable to the General Partner    $ (14,585)    $ (24,425)  $149,600

     Net income (loss) as reported for
      federal income tax purposes
      applicable to Consenting
      Limited Partners                     $ (22,953)    $(104,286)  $ 92,244

     Net income (loss) as reported for
      federal income tax purposes
      applicable to Nonconsenting
      Limited Partners                     $(202,746)    $(150,868)  $(89,365)


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

          The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations, through CODY. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     NOTE 8 - SUPPLEMENTAL DATA OF OIL AND GAS OPERATIONS

      Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                            Year Ended December 31,
                                        1995            1994         1993
     Property Acquisition Costs     $     --       $      --      $     --
     Exploration Costs                    --              --            --
     Development Costs                    666          171,281           2,434

      Total costs                   $     666      $   171,281    $      2,434



      Results of Operations from Oil and Gas Producing Activities

                                             Year Ended December 31,
                                      1995               1994          1993
     Revenues                       $ 436,487     $    486,768    $    776,694
     Production (lifting) costs      (159,175)        (141,000)       (189,844)
     Depreciation, depletion and
      amortization                    (66,473)         (64,675)        (88,258)

     Results of operations from oil
      and gas producing activities  $ 210,839     $    281,093    $    498,592

     Depreciation, depletion and
      amortization per dollar of
      gross revenues                $    0.15     $       0.13    $       0.11


      Capitalized Costs Relating to Oil and Gas Producing Properties

                                                     December 31,
                                        1995           1994             1993
     Proved properties              $ 22,690,079  $ 22,689,413    $ 22,518,132
     Accumulated depreciation,
      depletion and amortization     (22,273,310)  (22,206,837)    (22,142,162)

      Net capitalized costs         $    416,769  $    482,576    $    375,970


      Estimated Oil and Gas Reserve Quantities (Unaudited)

          The following is an analysis of the Partnership's interest in net quantities of proved oil and gas reserves which are all located in onshore areas of the United States. Quantities are based on estimates of proved reserves furnished by Ryder Scott Company, independent petroleum engineers, pursuant to rules set by the Securities and Exchange Commission. Estimates of proved reserves are inherently imprecise and are even more imprecise for newly discovered reserves than for reserves with long production histories. As a result, subsequent development and production of the Partnership's reserves may result in revisions of such estimates.

          Certain information related to the standardized measure of oil and gas reserves has not been included in the supplemental data on oil and gas operations. The General Partner has elected the exclusion available to limited partnerships when such reserve information is provided annually to the Limited Partners. The supplemental reserve information is provided to the Limited Partners on an annual basis.

                                               Total Proved Reserves
                                               Oil              Gas
                                            (In BBLS)        (In MCF)
       As of December 31, 1992                137,811          866,150

       Revisions of previous estimates         18,115          256,776
       Production                             (35,453)         (94,946)

       As of December 31, 1993                120,473        1,027,980

       Revisions of previous estimates         17,461         (192,266)
       Extensions, discoveries & purchases      2,982          182,971
       Production                             (23,780)         (65,077)

       As of December 31, 1994                117,136          953,608

       Revisions of previous estimates         20,000         (416,965)
       Production                             (19,931)         (67,556)

       As of December 31, 1995                117,205          469,087

          The natural gas volumes (mcf) of 469,087 as of December 31, 1995, disclosed above, include 148,560 equivalent mcf related to plant products.

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:  March 29, 1996                C&K 1981 Fund-B, Ltd.
                                           (Registrant)



                                         By:/s/ Robert L. Kubik
                                           Robert L. Kubik
                                           President and Director








          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the date above indicated:




     /s/ Robert L. Kubik                   /s/ Richard E. Westerberg
     Robert L. Kubik                       Richard E. Westerberg
     President and Director                Executive Vice President & Director




     /s/ Dan R. Taylor                     /s/ Thomas J. Gibson
     Dan R. Taylor                         Thomas J. Gibson
     Vice President/Controller             Director