Form 10-Q
period 1996-03-31
C&K 1981 FUND B LTD
filed 1996-05-15
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1996

                                          OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     Commission file number 0-10269


                                C&K 1981 FUND-B, LTD.
                (Exact name of registrant as specified in its charter)


                    Texas                               76-0307699
        (State or other jurisdiction of             (I.R.S.  Employer
        incorporation or organization)             Identification No.)


     7555 East Hampden Avenue, Suite 600,
               Denver, Colorado                            80231
   (Address of principal executive offices)            (Zip Code)


     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                  Name of Each Exchange
              Tile of Each Class                    Which Registered

                     None                                 None


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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 1996 and December 31, 1995

              Statements of Operations
              Three months ended March 31, 1996 and 1995

              Statements of Changes in Partners' Capital (Deficit) Three months ended March 31, 1996 and 1995

              Statements of Cash Flows
              Three months ended March 31, 1996 and 1995

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                                March 31,        December 31,
                                                  1996               1995
     Current Assets:

     Cash                                    $     70,172        $    69,600

        Total Current Assets                       70,172             69,600

     Oil and gas properties and equipment,
        at cost, using the full cost
        method of accounting                   22,688,483         22,690,079

     Less:  Accumulated depreciation,
        depletion and amortization            (22,291,754)       (22,273,310)

                                                  396,729            416,769

     Total Assets                            $    466,901       $    486,369


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


     Accrued liabilities                     $      7,522       $     16,823

     Long-term payable to General Partner       2,118,208          2,075,630

        Total Liabilities                       2,125,730          2,092,453

     Partners' Capital (Deficit):
        General Partner                           170,403            178,807
        Consenting Limited Partners               209,813            206,681
        Nonconsenting Limited Partners         (2,040,067)        (1,992,702)
        Combining adjustment                        1,022              1,130

           Total Partners  Capital (Deficit)   (1,658,829)        (1,606,084)

     Total Liabilities and
        Partners' Capital (Deficit)          $    466,901       $    486,369

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                 Three months ended March 31,
                                                    1996              1995
     Revenues:
        Oil and gas sales                         $135,600          $ 91,392
        Interest income                                572               384
                                                   136,172            91,776

     Expenses:
        Lease operating                             15,902            30,477
        Production tax                              17,445             9,192
        Marketing deductions                         3,621             3,420
        Depreciation, depletion and
         amortization                               18,444            13,935
        General and administrative                  70,252            87,123
        Interest - Affiliated                       48,330            43,778

                                                   173,994           187,925

     Net loss                                     $(37,822)         $(96,149)

     Net income (loss) allocation:
        General Partner                           $  6,519          $(15,569)
        Consenting Limited Partners                  3,132           (28,340)
        Nonconsenting Limited Partners             (47,365)          (52,498)
        Combining adjustment                          (108)              258

     Net income (loss)                            $(37,822)         $(96,149)

     Net income (loss) per consenting limited
        partnership unit (2,751 outstanding)      $   1.14          $ (10.30)

     Net income (loss) per nonconsenting limited
        partnership unit (982 outstanding)        $ (48.23)         $ (53.46)

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)

                                     Three months ended March 31, 1995
                                                Non-
                                  Consenting Consenting  Combining
                          General   Limited    Limited   Adjustment
                          Partner  Partners   Partners    (Note 3)     Total
     Balance at
       January 1, 1995  $203,959   $260,611  $(1,783,222)  $(138)   $(1,318,790)

     Contributions        51,468      --          --         --          51,468
     Distributions       (39,401)     --          --         --         (39,401)
     Net income (loss)   (15,569)   (28,340)     (52,498)    258        (96,149)

     Balance at
       March 31, 1995   $200,457   $232,271  $(1,835,720)   $120    $(1,402,872)



                                  Three months ended March 31, 1996
                                                Non-
                                  Consenting Consenting  Combining
                          General   Limited    Limited   Adjustment
                          Partner  Partners   Partners    (Note 3)     Total

     Balance at
       January 1, 1996  $178,807   $206,681  $(1,992,702) $ 1,130  $(1,606,084)

     Contributions        42,349       --         --         --         42,349
     Distributions       (57,272)      --         --         --        (57,272)
     Net income (loss)     6,519      3,132      (47,365)    (108)     (37,822)

     Balance at
       March 31, 1996   $170,403   $209,813  $(2,040,067) $ 1,022  $(1,658,829)

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                   Three months ended March 31,
                                                         1996         1995
     Cash flows from operating activities:
      Net loss                                        $(37,822)    $ (96,149)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion
           and amortization                             18,444        13,935
          Changes in operating assets
           and liabilities:
            Increase in payable to General Partner     (42,578)       59,617
            Decrease (increase) in
             accrued liabilities                         9,301        12,300

        Net cash provided by (used in)
          operating activities                          13,899       (10,297)

     Cash flows from investing activities:
      Retirements of (additions to) oil and gas
        properties and equipment                         1,596        (1,385)

        Net cash provided by (used in)
          investing activities                           1,596        (1,385)

     Cash flows from financing activities:
      Distributions to General Partner                 (57,272)      (39,401)
      Contributions by General Partner                  42,349        51,468

        Net cash provided by (used in)
          financing activities                         (14,923)       12,067

     Net increase in cash                                  572           385

     Cash at beginning of period                        69,600        67,353

     Cash at end of period                             $70,172      $ 67,738

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

         The C&K 1981 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on December 16, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on June 1, 1981. Total initial Limited Partner contributions were $9,332,500 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On September 15, 1982, C&K requested the Limited Partners to pay an additional assessment of $2,333,125, or 25% of their initial contributions. Of this amount, C&K paid $613,750 for 209 Limited Partners who declined to pay their share of the additional assessment (Nonconsenting Limited Partners). Nonconsenting Limited Partners are subject to a penalty in an amount equal to 300% of the additional assessment paid by the General Partner.

         C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ( UOGL ), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company, (GCEC), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership s affairs and is responsible for the activities of the Partnership.

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

       Concentration of Credit Risk

         Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership s policy is to evaluate, prior to entering agreements, each purchaser s financial condition. The Partnership sells to purchasers with different geographic and economic characteristics. Trade receivables, which are generally uncollateralized, are from oil and gas companies located throughout the United States.

       Use of Estimates

         The preparation of the Partnership s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Reclassifications

         Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1996. Such reclassifications had no effect on net income.

     NOTE 2 - GAS CONTRACT

         Since June 1, 1993, Williams Gas Marketing has purchased all of the Partnership s natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.

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

        As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for 209 Limited Partners (the Nonconsenting Limited
     Partners) who declined to pay their share of the additional assessment.
     Each such Nonconsenting Limited Partner s interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, related to the production of such revenues attributable to the Assessment
     Operations, in an amount equal to 300% ($1,841,250) of the additional assessment have been credited to the General Partner. As of March 31, 1996, $1,000,738 of revenue in excess of expenses has been allocated to the General Partner.

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At March 31, 1996 and 1995, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

        The combining adjustment included in partners capital of $1,022 and $120 at March 31, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

        The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. The purchase price is based on the Limited Partners proportionate share of the sum of (i) two-thirds of the present worth of estimated future net revenues discounted at the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities.

        In addition to the 40 units purchased by the General Partner for their initial capital contribution, a total of 1,359.50 units had been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the
     General Partner calculated a purchase price of $124.58 per unit for those Limited Partners who paid the additional assessment ( Consenting Limited
     Partners ).  The purchase price calculations for the Nonconsenting Limited
     Partners have not resulted in positive amounts and, therefore, the General
     Partner has not offered to purchase such units during 1996.  The Consenting
     Limited Partners have until June 30, 1996 to tender units for repurchase.
     At December 31, 1995, the General Partner owned a total of 1,399.50
     Consenting Limited Partner units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $69,994 for each three month period ended
     March 31, 1996 and 1995.

        During the first three months of 1996 and 1995, the Partnership distributed $57,272 and $39,401, respectively, to the General Partner for their allocated share of net revenues, and the General Partner contributed
     $42,349 and $51,468, respectively, for their share of costs and expenses.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited
     Partners for their share of costs and expenses for continuing operations.
     Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% and 9.2% during the three months ended March 31, 1996 and 1995, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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


     NOTE 7 - CONTINGENCIES

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

        The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations, through CODY. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                C&K 1981 FUND-B, LTD.


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the three months ended
     March 31, 1996 was $13,899, compared to net cash used in operations of $10,297 for the corresponding period in 1995. This positive variance was primarily the result of increased oil and gas revenues in 1996.

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

        The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1996 and future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures and the Nonconsenting Partners' ability to reimburse funds advanced by the General Partner will be similarly affected.


     RESULTS OF OPERATIONS

        The Partnership reported a net loss of $37,822 for the three months ended March 31, 1996, compared to a net loss of $96,149 reported for the same period in 1995. This positive variance was primarily attributable to increased oil and gas revenues and reductions in lease operating and general and administrative expenses.

        Crude oil and natural gas sales for the three months ended March 31, 1996 were $135,600, an increase of $44,208, or 48% compared to the same period in 1995. Crude oil and natural gas production increased to 63 barrels and 115 thousand cubic feet ("mcf") per day, respectively, while plant products decreased to 39 equivalent mcf per day during the first quarter of 1996, compared to the 1995 level of 47 barrels, 101 mcf, and 45 equivalent mcf, respectively. During the first quarter of 1996, average sales prices were $18.53 per barrel for crude oil, $2.31 per mcf for natural gas, and $1.64 per equivalent mcf for plant products, compared to $16.84 per barrel, $1.49 per mcf, and $1.59 per equivalent mcf, respectively, for the same period in 1995.

        Lease operating expense for the three months ended March 31, 1996 decreased $14,575 or 48% compared to the corresponding period in 1995.
     This decrease is partially do to a timing difference for right-of-way charges on the McIlhenny wells in Louisiana, which will be settled in the second quarter of 1996. Lease operating expenses also decreased due to the plugging of one well in 1995, and various non-recurring location and environmental charges incurred in 1995. Production tax expense for the first quarter of 1996 increased by $8,253 or 90% compared to the same period in 1995, which related primarily to the increases in crude oil and natural gas sales. Marketing deductions were $3,621 for the three months ended March 31, 1996 as compared to $3,420 for the three months ended March
     31, 1995. Depreciation, depletion and amortization expense increased by $4,509 or 32% compared to the corresponding period in 1995. This increase relates to the increase in oil and gas sales and a downward revision in reserves assigned to the properties by independent reserve engineers, effective January 1, 1996. General and administrative expenses for the first quarter of 1996 decreased $16,871 or 19% compared to the same period in 1995. Interest expense increased by $4,552 or 10% compared to the corresponding period in 1995, resulting from an increase in the payable to the General Partner since the first quarter of 1995.


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

              None.

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


Date:  May 15, 1996


