Form 10-Q
period 1996-06-30
C&K 1981 FUND B LTD
filed 1996-08-14
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 1996 and December 31, 1995

              Statements of Operations
              Three months and six months ended June 30, 1996 and 1995

              Statements of Changes in Partners' Capital (Deficit) Six months ended June 30, 1996 and 1995

              Statements of Cash Flows
              Six months ended June 30, 1996 and 1995

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                   June 30,      December 31,
                                                     1996           1995

     Current Assets:

     Cash                                      $     70,741    $     69,600

       Total Current Assets                          70,741          69,600

     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                            22,963,054      22,690,079

     Less:  Accumulated depreciation,
       depletion and amortization               (22,325,978)    (22,273,310)

                                                    637,076         416,769

     Total Assets                              $    707,817    $    486,369



                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


     Accrued liabilities                       $      5,006    $     16,823

     Long-term payable to General Partner         2,408,220       2,075,630

       Total Liabilities                          2,413,226       2,092,453

     Partners  Capital (Deficit):
       General Partner                              184,417         178,807
       Consenting Limited Partners                  200,498         206,681
       Nonconsenting Limited Partners            (2,090,877)     (1,992,702)
       Combining adjustment                             553           1,130

          Total Partners Capital (Deficit)       (1,705,409)     (1,606,084)

     Total Liabilities and
       Partners' Capital (Deficit)             $    707,817    $    486,369


      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    Three months ended         Six months ended
                                          June 30,                 June 30,
                                       1996     1995          1996       1995
     Revenues:
       Oil and gas sales            $154,671   $135,927    $290,271  $ 227,319
       Interest income                   569        730       1,141      1,114
                                     155,240    136,657     291,412    228,433
     Expenses:
       Lease operating                37,422     37,874      53,324     68,351
       Production tax                 16,379     18,061      33,824     27,253
       Marketing deductions            2,730      4,430       6,351      7,850
       Depreciation, depletion and
        amortization                  34,224     20,694      52,668     34,629
       General and administrative     73,884     72,495     144,136    159,618
       Interest -- Affiliated         49,409     49,019      97,739     92,797

                                     214,048    202,573     388,042    390,498

     Net loss                       $(58,808)  $(65,916)   $(96,630) $(162,065)

     Net income (loss) allocation:
       General Partner              $  1,786   $ (4,624)   $  8,305  $ (20,193)
       Consenting Limited Partners    (9,315)    (8,000)     (6,183)   (36,340)
       Nonconsenting Limited
         Partners                    (50,810)   (53,696)    (98,175)  (106,194)
       Combining adjustment             (469)       404        (577)       662

     Net loss                       $(58,808)  $(65,916)   $(96,630) $(162,065)

     Net loss per consenting
       limited partnership unit
       (2,751 outstanding)          $  (3.39)  $  (2.91)   $  (2.25) $  (13.21)

     Net loss per nonconsenting
       limited partnership unit
       (982 outstanding)            $ (51.74)  $ (54.68)   $ (99.97) $ (108.14)


      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                Six months ended June 30, 1995
                                              Non-
                              Consenting   Consenting  Combining
                     General    Limited     Limited    Adjustment
                     Partner   Partners     Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1995   $203,959   $260,611   $(1,783,222)  $(138)   $(1,318,790)

     Contributions    104,700      --           --         --         104,700
     Distributions    (96,124)     --           --         --         (96,124)
     Net income
      (loss)          (20,193)   (36,340)     (106,194)    662       (162,065)

     Balance at
      June 30, 1995  $192,342   $224,271   $(1,889,416)  $ 524    $(1,472,279)


                                    Six months ended June 30, 1996
                                               Non-
                                Consenting  Consenting   Combining
                      General    Limited     Limited     Adjustment
                      Partner    Partners    Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1996   $178,807   $206,681   $(1,992,702)   $ 1,130  $(1,606,084)

     Contributions    122,364      --           --           --        122,364
     Distributions   (125,059)    --            --           --       (125,059)
     Net income
      (loss)            8,305     (6,183)      (98,175)      (577)     (96,630)

     Balance at
      June 30, 1996  $184,417   $200,498   $(2,090,877)   $   553  $(1,705,409)


      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       Six months ended June 30,
                                                          1996           1995

     Cash flows from operating activities:
      Net loss                                          $ (96,630)    $(162,065)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation, depletion and amortization          52,668        34,629
         Changes in operating assets and liabilities:
          Increase in payable to General Partner          332,590       120,618
          (Decrease) increase in accrued liabilities      (11,817)           23

      Net cash provided by (used in)
        operating activities                              276,811        (6,795)

     Cash flows from investing activities:
      Additions to oil and gas
       properties and equipment                          (272,975)        (666)

      Net cash used in investing activities              (272,975)        (666)

     Cash flows from financing activities:
      Distributions to General Partner                   (125,059)      (96,124)
      Contributions by General Partner                    122,364       104,700

         Net cash provided by (used in)
          financing activities                             (2,695)        8,576

     Net increase in cash                                   1,141         1,115

     Cash at beginning of period                           69,600        67,353

     Cash at end of period                              $  70,741     $  68,468


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

         C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ( UOGL ), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ( WCLLC ), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody,
     Inc. ("Williams-Cody").

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company, ( GCEC ), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

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

       Payable to the General Partner

         The long-term payable to the General Partner is the Nonconsenting Limited Partners' obligation to the General Partner for their share of costs, net of proceeds from the sales of the Partnership s crude oil and natural gas, arising from Partnership operations, which are funded entirely by the General Partner. The current portion, if any, of the liability includes the amount estimated to be collectible from the Nonconsenting Limited Partners' net operating revenues over the current operating cycle (one year) and certain other amounts due from the Consenting Limited Partners.

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


     NOTE 2 - GAS CONTRACT

         Since January 1, 1993, Williams Gas Marketing has purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.


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


         As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for 209 Limited Partners (the Nonconsenting Limited Partners) who declined to pay their share of the additional assessment. Each such Nonconsenting Limited Partner s interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, related to the production of such revenues attributable to the Assessment Operations, in an amount equal to 300% ($1,841,250) of the additional assessment have been credited to the General Partner. As of June 30, 1996, $1,002,983 of revenue in excess of expenses has been allocated to the General Partner.

         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At June 30, 1996 and 1995, the net capitalized costs of the Partnership s oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in partners' capital of $553 and $524 at June 30, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect income.


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

         In addition to the 40 units purchased by the General Partner for its initial capital contribution, a total of 1,359.50 units had been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the General Partner calculated a purchase price of $124.58 per unit for those Limited Partners who paid the additional assessment ( Consenting Limited Partners ). The purchase price calculations for the Nonconsenting Limited Partners have not resulted in positive amounts and, therefore, the General Partner has not offered to purchase such units during 1996. Within the prescribed tender period, which ended June 30, 1996, forty-one Consenting Limited Partners tendered one hundred sixteen units for a total repurchase value of $14,451.28.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $139,988 for each of the six months ended June 30, 1996 and 1995.

         During the first six months of 1996 and 1995, the partnership distributed $125,059 and $96,124, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $122,364 and $104,700, respectively, for its share of costs and expenses.

         After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% and 9.9% during the six months ended June 30, 1996 and 1995, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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



                                C&K 1981 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 1996 was $276,811, compared to net cash used in operating activities of $6,795 for the corresponding period in 1995. This change was primarily the result of an increase in the payable to the General Partner.

         The Partnership has made no immediate plans for additional exploratory or developmental capital programs in 1996, except those necessary to maintain well productivity. In this regard, the Partnership spent approximately $276,000 to sidetrack the existing wellborn of the McIlhenny #1 in Iberia Parish, Louisiana.

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

         The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1996 and future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will continue to be materially effected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures and the Nonconsenting Partners' ability to reimburse funds advanced by the General Partner will be similarly affected.


     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

         The Partnership reported a net loss of $58,808 for the three months ended June 30, 1996, compared to a net loss of $65,916 reported for the same period in 1995. The decrease in net loss was primarily attributable to increased oil and gas sales, offset by an increase in depreciation, depletion and amortization.

         Crude oil and natural gas sales for the three months ended June 30, 1996 were $154,671, an increase of $18,744, or 14% compared to the same period in 1995. Production of crude oil, natural gas and plant products decreased to 63 barrels, 126 thousand cubic feet ("mcf"), and 50 equivalent mcf, per day, respectively, during the second quarter of 1996, compared to the 1995 level of 67 barrels, 130 mcf, and 80 equivalent mcf, respectively. During the second quarter of 1996, average sales prices increased to $20.69 per barrel for crude oil, $2.31 per mcf for natural gas, and $2.09 per equivalent mcf for plant products, compared to $17.7
     6 per barrel, $1.49 per mcf, and $1.39 per equivalent mcf, respectively, for the same period in 1995.

         Lease operating expense for the three months ended June 30, 1996 decreased $452 or 1% compared to the corresponding period in 1995. Production tax expense also decreased for the second quarter of 1996, by $1,682 or 9% compared to the same period in 1995. Although oil and gas sales revenues increased due to higher sales prices, Louisiana calculates production taxes based on production volumes, which declined overall. Marketing deductions were $2,730 for the three months ended June 30, 1996 compared to $4,430 for the three months ended June 30, 1995.
     Depreciation, depletion and amortization expense increased by $13,530 or 65% compared to the corresponding period in 1995. The costs associated with the drilling of the McIlhenny #1-Sidetrack #3 well, along with additional reserves, were added to the depletion and reserve bases for the second quarter of 1996, which increased the amount of depreciation, depletion and amortization expense in 1996. General and administrative expenses for the second quarter of 1996 increased $1,389 or 2% compared to the same period in 1995. Interest expense increased by $390 or 1% compared to the corresponding period in 1995.


      Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

         The Partnership reported a net loss of $96,630 for the six months ended June 30, 1996 compared to a net loss of $162,065 reported for the same period in 1995. The decrease in net loss was primarily attributable to increased oil and gas sales.

         Crude oil and natural gas sales for the six months ended June 30, 1996 were $290,271, an increase of $62,952, or 28% compared to the same period in 1995. Crude oil production and natural gas production increased to 63 barrels and 120 mcf, respectively, while plant products decreased to 44 equivalent mcf per day during the first half of 1996, compared to the 1995 level of 57 barrels, 115 mcf, and 62 equivalent mcf, respectively. During the first six months of 1996, average sales prices were $19.61 per barrel for crude oil, $2.31 per mcf for natural gas, and $1.89 per equivalent mcf for plant products, compared to $17.38 per barrel, $1.49 per mcf, and $1.46 per equivalent mcf, respectively, for the same period in 1995.

         Lease operating expense for the six months ended June 30, 1996 decreased $15,027 or 22% compared to the corresponding period in 1995.
     This decrease is attributable to the plugging of one well in 1995, and various non-recurring location and environmental charges incurred in
     1995. Production tax expense for the first half of 1996 increased by $6,571 or 24% compared to the same period in 1995, which related primarily to increased crude oil and natural gas sales. Marketing deductions were $6,351 for the six months ended June 30, 1996 as compared to $7,850 for the six months ended June 30, 1995. Depreciation, depletion and amortization expense increased by $18,039 or 52% compared to the corresponding period in
     1995.   This increase relates to the completion of the McIlhenny #1-
     Sidetrack #3 well in April, 1996, which increased both the depletion base and total reserves attributable to the Partnership. General and administrative expenses for the first half of 1996 decreased by $15,482 or 10% compared to the same period in 1995. Interest expense increased
     $4,942 or 5% in 1996, as a result of an increase in the payable to the General Partner since 1995.



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





     DATE: August 14, 1996