Form 10-Q
period 1996-09-30
C&K 1981 FUND B LTD
filed 1996-11-13
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              September 30, 1996 and December 31, 1995

              Statements of Operations
              Three months and nine months ended September 30, 1996 and 1995

              Statements of Changes in Partners' Capital (Deficit) Nine months ended September 30, 1996 and 1995

              Statements of Cash Flows
              Nine months ended September 30, 1996 and 1995

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                               September 30,     December 31,
                                                   1996             1995

     Current Assets:

     Cash                                    $     71,318      $     69,600

       Total Current Assets                        71,318            69,600

     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                          22,969,394        22,690,079

     Less:  Accumulated depreciation,
       depletion and amortization             (22,365,406)      (22,273,310)

                                                  603,988           416,769

     Total Assets                            $    675,306      $    486,369



                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                     $      9,475      $     16,823

     Long-term payable to General Partner       2,437,438         2,075,630

       Total Liabilities                        2,446,913         2,092,453

     Partners  Capital (Deficit):
       General Partner                            174,369           178,807
       Consenting Limited Partners                198,838           206,681
       Nonconsenting Limited Partners          (2,144,920)       (1,992,702)
       Combining adjustment                           106             1,130

          Total Partners Capital (Deficit)     (1,771,607)       (1,606,084)

     Total Liabilities and
       Partners' Capital (Deficit)           $    675,306      $    486,369

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                     1996      1995         1996       1995

     Revenues:

       Oil and gas sales           $176,435  $ 88,999    $ 466,706   $ 316,318
       Interest income                  577       564        1,718       1,678
                                    177,012    89,563      468,424     317,996
     Expenses:

       Lease operating               24,506    24,690       77,830      93,041
       Production tax                19,803     9,119       53,627      36,372
       Marketing deductions           2,140     4,697        8,491      12,547
       Depreciation, depletion
          and amortization           39,428    13,549       92,096      48,178
       General and administrative    75,785    71,252      219,921     230,870
       Interest -- Affiliated        52,090    48,597      149,829     141,394

          Total Expenses            213,752   171,904      601,794     562,402

     Net loss                      $(36,740) $(82,341)   $(133,370)  $(244,406)

     Net income (loss) allocation:
       General Partner             $ 19,410  $(15,472)   $  27,715   $ (35,666)
       Consenting Limited Partner    (1,660)  (14,269)      (7,843)    (50,609)
       Nonconsenting Limited
         Partners                   (54,043)  (52,856)    (152,218)   (159,050)
       Combining adjustment            (447)      257       (1,024)        919

     Net loss                      $(36,740) $(82,341)   $(133,370)  $(244,406)

     Net loss per consenting
       limited partnership unit
       (2,751 outstanding)         $  (0.60) $  (5.19)   $   (2.85)  $  (18.40)

     Net loss per nonconsenting
       limited partnership unit
       (982 outstanding)           $ (55.03) $ (53.83)   $ (155.01)  $ (161.97)
[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                           Nine months ended September 30, 1995
                                              Non-
                               Consenting  Consenting  Combining
                     General    Limited     Limited    Adjustment
                     Partner    Partners    Partners    (Note 3)    Total

     Balance at
      Jan. 1, 1995   $203,959  $260,611   $(1,783,222)  $(138)  $(1,318,790)

     Contributions    152,056     --           --         --        152,056
     Distributions    133,712     --           --         --       (133,712)
     Net income
      (loss)          (35,666)  (50,609)     (159,050)    919      (244,406)

     Balance at
      Sept. 30, 1995 $186,637  $210,002   $(1,942,272)  $ 781   $(1,544,852)



                             Nine months ended September 30, 1996
                                              Non-
                               Consenting  Consenting  Combining
                      General   Limited     Limited    Adjustment
                      Partner   Partners    Partners    (Note 3)     Total

     Balance at
      Jan. 1, 1996   $ 178,807  $206,681  $(1,992,702)  $ 1,130   $(1,606,084)

     Contributions     170,158     --          --          --         170,158
     Distributions    (202,311)    --          --          --        (202,311)
     Net income         27,715    (7,843)    (152,218)   (1,024)     (133,370)
      (loss)

     Balance at
      Sept. 30, 1996 $ 174,369  $198,838  $(2,144,920)  $   106   $(1,771,607)
[FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                          1996           1995

     Cash flows from operating activities:
      Net loss                                          $(133,370)    $(244,406)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation, depletion and amortization          92,096        48,178
         Changes in operating assets and liabilities:
          Increase in payable to General Partner          361,808          --
          (Decrease) increase in accrued liabilities       (7,348)         --

      Net cash provided by (used in)
        operating activities                              313,186      (196,228)

     Cash flows from investing activities:
      Additions to oil and gas
       properties and equipment                          (279,315)        (666)

      Net cash used in investing activities              (279,315)        (666)

     Cash flows from financing activities:
      Distributions to General Partner                   (202,311)     (133,712)
      Contributions by General Partner                    170,158       152,056

         Net cash provided by (used in)
          financing activities                            (32,153)      198,573

     Net increase in cash                                   1,718         1,679

     Cash at beginning of period                           69,600        67,353

     Cash at end of period                              $  71,318     $  69,032
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

         As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for 209 Limited Partners (the Nonconsenting Limited Partners) who declined to pay their share of the additional assessment. Each such Nonconsenting Limited Partner s interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, related to the production of such revenues attributable to the Assessment Operations, in an amount equal to 300% ($1,841,250) of the additional assessment have been credited to the General Partner. As of September 30, 1996, $1,004,571 of revenue in excess of expenses has been allocated to the General Partner.

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

         The combining adjustment included in partners capital of $106 and $781 at September 30, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect income.


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


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $209,982 for each of the nine months ended September 30, 1996 and 1995.

         During the first nine months of 1996 and 1995, the partnership distributed $202,311 and $133,712, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $170,157 and $152,056, respectively, for its share of costs and expenses.

         After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% and 9.6% during the nine months ended September 30, 1996 and 1995, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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

                                C&K 1981 FUND-B, LTD.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 1996 was $313,186, compared to net cash used in operating activities of $196,228 for the corresponding period in 1995. This change was primarily the result of the increase in the payable to the General Partner.

         The Partnership has made no immediate plans for additional exploratory or developmental capital programs in 1996, except those necessary to maintain well productivity. In this regard, the Partnership spent approximately $276,000 to sidetrack the existing wellbore of the McIlhenny #1 in Iberia Parish, Louisiana.

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


     RESULTS OF OPERATIONS

      Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

         The Partnership reported a net loss of $36,740 for the three months ended September 30, 1996, compared to a net loss of $82,341 reported for the same period in 1995. The decrease in net loss was primarily attributable to increased oil and gas sales, offset by an increase in depreciation, depletion and amortization.

         Crude oil and natural gas sales for the three months ended September 30, 1996 were $176,435, an increase of $87,436, or 98% compared to the same period in 1995. Production of crude oil increased to 75 barrels, while natural gas and plant products production decreased to 108 thousand cubic feet ("mcf"), and 37 equivalent mcf per day, respectively, during the third quarter of 1996, compared to the 1995 level of 45 barrels, 151 mcf, and 43 equivalent mcf, respectively. During the third quarter of 1996, average sales prices increased to $21.52 per barrel for crude oil, $2.20 per mcf for natural gas, and $1.82 per equivalent mcf for plant products, compared to $15.52 per barrel, $1.41 per mcf, and $1.27 per equivalent mcf, respectively, for the same period in 1995.

         Lease operating expense for the three months ended September 30, 1996 decreased $184 or 1% compared to the corresponding period in 1995. Production tax expense increased for the third quarter of 1996 by $10,684 or 117% compared to the same period in 1995. This increase is due to the higher crude oil production. Marketing deductions were $2,140 for the three months ended September 30, 1996 compared to $4,697 for the three months ended September 30, 1995. Depreciation, depletion and amortization expense increased by $25,879 or 191% compared to the corresponding period in 1995 due to the completion of the McIlhenny #1-Sidetrack #3 well in April, 1996, which increased both the depletion base and total reserves attributable to the Partnership. General and administrative expenses for the third quarter of 1996 increased $4,533 or 6% compared to the same period in 1995. Interest expense increased by $3,493 or 7% compared to the corresponding period in 1995.


      Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

         The Partnership reported a net loss of $133,370 for the nine months ended September 30, 1996 compared to a net loss of $244,406 reported for the same period in 1995. The decrease in net loss was primarily attributable to increased oil and gas sales.

         Crude oil and natural gas sales for the nine months ended September 30, 1996 were $466,706, an increase of $150,388, or 48% compared to the same period in 1995. Crude oil production increased to 67 barrels while natural gas production and plant products production decreased to 116 mcf and 42 equivalent mcf, respectively, per day during the first nine months of 1996, compared to the 1995 level of 53 barrels, 127 mcf, and 56 equivalent mcf, respectively. During the first nine months of 1996, average sales prices were $20.33 per barrel for crude oil, $2.27 per mcf for natural gas, and $1.87 per equivalent mcf for plant products, compared to $16.85 per barrel, $1.46 per mcf, and $1.41 per equivalent mcf, respectively, for the same period in 1995.

         Lease operating expense for the nine months ended September 30, 1996 decreased $77,830 or 16% compared to the corresponding period in 1995.
     This decrease is attributable to the plugging of one well in 1995 and various non-recurring location and environmental charges incurred in 1995. Production tax expense for the first nine months of 1996 increased by $17,255 or 47% compared to the same period in 1995, which related primarily to increased crude oil and natural gas sales. Marketing deductions were $8,491 for the nine months ended September 30, 1996 as compared to $12,547 for the nine months ended September 30, 1995. Depreciation, depletion and amortization expense increased by $43,918 or 91% compared to the
     corresponding period in 1995.   This increase relates to the completion of
     the McIlhenny #1-Sidetrack #3 well in April, 1996, which increased both the depletion base and total reserves attributable to the Partnership. General and administrative expenses for the first nine months of 1996 decreased by $10,949 or 5% compared to the same period in 1995. Interest expense increased $8,435 or 6% in 1996, as a result of an increase in the payable to the General Partner since 1995.

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


                                           C&K 1981 Fund-B, LTD.
                                           (Registrant)


                                       By: /s/ Dan R. Taylor
                                            Dan R. Taylor
                                            Vice President - Finance
                                            CODY ENERGY, INC.
                                            Successor General Partner




     DATE: November 13, 1996