Form 10-K
period 1996-12-31
C&K 1981 FUND B LTD
filed 1997-03-26
CIK 356288

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

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

      Acreage

         As of December 31, 1996, the Partnership held oil and natural gas leases as follows:

                                             Acreage Developed
                                               Gross      Net
               Louisiana                        320        48
               Texas                          1,647       180

                 Totals                       1,967       228


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

                                               Year Ended December 31,
                                              1996       1995      1994
     Natural Gas:
       Production (mcf)                      43,043      47,385     55,672
       Average Sales Price per mcf            $2.46       $1.57      $1.96

     Plant Products:
       Production (mcf)                      15,054      20,171      9,405
       Average Sales Price per mcf            $2.08       $1.40      $1.23

     Oil:
       Production (bbl)                      26,203      19,931     23,780
       Average Sales Price per bbl           $21.19      $16.76     $15.40

     Composite Production Cost per BOE        $4.78       $5.12      $4.07


      Estimated Oil and Gas Reserve Quantities (Unaudited)

         The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 8 - Supplemental Data of Oil and Gas Operations.

      Productive Properties

         As of December 31, 1996, the Partnership had working interests in seven gross (.93 net) productive wells, in Louisiana and Texas.

      Drilling Activity

         In 1996, the Partnership participated in the drilling of the McIlhenny #1-Sidetrack #3 utilizing the existing wellbore of the McIlhenny #1-D well which was abandoned. The cost to the Partnership to drill and complete the well amounted to $283,069 and increased the Partnership reserve base by 4,098 bbls of oil and 4,753 mcf of gas.


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


     ITEM 4 - Submission of Matters to a Vote of Security Holders

         None.



                                       PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholders Matters

         The number of holders of record of equity securities of the Partnership as of December 31, 1996, was as follows:


                   Title of Class               Number of Record Holders

            Limited Partnership Interests                592


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


     ITEM 6 - Selected Financial Data

         Selected financial data for each of the five years in the period ended December 31, 1996 are as follows:


                                         Year Ended December 31,
                                      1996         1995         1994
     Oil and Gas Sales             $ 692,163     $ 436,487   $ 486,768

     Production Costs
      and Taxes                      171,525       159,175     141,000

     Oil and Gas Sales, Net of
      Production Costs and Taxes     520,638       277,312     345,768

     Net Loss from
      Continuing Operations         (130,667)     (297,411)   (195,065)

     Net Income (Loss) per
      Consenting Limited
      Partnership unit                     1           (20)        (16)

     Net Loss per Nonconsenting
      Limited Partnership unit          (206)         (213)       (146)

     Total Assets                    625,483       486,369     549,929

     Short-Term Obligations           14,833        16,823      62,193

     Long-Term Obligations         2,435,366     2,075,630   1,806,526


                                       Year Ended December 31,
                                         1993            1992

     Oil and Gas Sales                $  776,694      $1,107,442

     Production Costs
      and Taxes                          189,844         196,903

     Oil and Gas Sales, Net of
      Production Costs and Taxes         586,850         910,539

     Net Income from
      Continuing Operations               70,271         335,320

     Net Income per Consenting
      Limited Partnership unit                22              58

     Net Loss per Nonconsenting
      Limited Partnership unit              (102)            (64)

     Total Assets                        581,184         767,825

     Short-Term Obligations              176,838         252,671

     Long-Term Obligations             1,469,477       1,506,860



     ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      1996 Compared to 1995

         The Partnership's net loss for the year ended December 31, 1996 was $130,667, representing a 56% decrease or $166,744 from the net loss reported for the same period in 1995. The decrease resulted primarily from increased oil and gas revenues.

         Crude oil and natural gas sales for the year ended December 31, 1996 increased $255,676 or 59% compared to the same period in 1995. During 1996, average crude oil prices increased to $21.19 per bbl, compared with 1995 prices of $16.76. Average natural gas prices for 1996 increased to $2.46 per mcf, compared with 1995 prices of $1.57 per mcf. Average plant product prices in 1996 increased to $2.08 per equivalent mcf, compared to 1995 prices of $1.40 per equivalent mcf. During 1996, crude oil production per day increased to 72 bbls compared to 55 bbls per day in 1995. Natural gas production decreased to 118 mcf per day in 1996, compared to 130 mcf per day in 1995. Plant products decreased to 41 equivalent mcf per day in 1996, compared to 55 equivalent mcf per day in 1995.

         The overall expenses increased in 1996 compared to 1995. Lease operating expenses decreased by $20,234 or 18% compared to the same period in 1995, and production taxes and depreciation, depletion and amortization increased by $32,584 or 72%, and $76,015 or 114%, respectively. The decrease in operating expenses is the result of additional safety and environmental costs and the plugging of one well in 1995 which did not occur in 1996. Interest expense increased by $11,793 or 6%, in 1996, the result of increased capital expenditures incurred for the drilling of the McIlhenny #1-Sidetrack #3 well. The Partnership reported marketing deductions of $12,150 and $18,067 for 1996 and 1995, respectively, a decrease of $5,917, or 33%, as a result of the decline in gas available to market.

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

     Financial Condition and Liquidity

      Cash Flow from Operations

         Net cash provided by operating activities was $9,831 in 1996, an increase of $240,746 or 104% when compared to 1995. The increase is primarily the result of increased oil and gas revenues. Cash flows used in operating activities in 1995 were $230,915, as compared to cash used in operations of $113,590 in 1994.

      Capital Resources

         During 1996, there were expenditures for property additions of $279,419 as compared with capital expenditures of $666 in 1995 and $171,281 in 1994. The Partnership has made no immediate plans for additional exploratory or developmental capital programs in 1997, except those necessary to maintain well productivity.

      Financing Activities and Financial Condition

         There were no cash proceeds distributed to the Limited Partners during 1996. For the year ended December 31, 1996, the General Partner's contributions (allocated share of costs and expenses incurred) and distributions (allocated share of revenue collected) were $213,033 and $300,998, respectively.

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

         The Partnership's financial condition and operating results will be materially affected by any significant fluctuations in sales prices for oil and gas production. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in 1997 and future years for its crude oil and natural gas.


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


                                       PART III

     ITEM 10 - Directors and Executive Officers of the Registrant

         The Partnership has no officers or directors. The management of the General Partner is vested in a Board of Directors consisting of four members. The following persons currently serve as members of the Board of Directors and/or principal executive officers:

     Name                     Age       Position

     Charles C. Gates         75        Chairman of the Board

     Robert L. Kubik          52        President & Chief Executive Officer
      (Resigned effective February 28, 1997)

     Diane Gates Wallach      42        Director & Secretary

     Brown W. Cannon, Jr.     52        Director

     Brad Fisher              35        Senior Vice President, Operations

     Dan R. Taylor            40        Vice President, Accounting & Finance

         Charles C. Gates is Chairman of the Board of CODY ENERGY, INC. He also served as Chairman of the Board and Chief Executive Officer of The Gates Corporation, the parent company to CODY ENERGY, INC., until July, 1996. Mr. Gates attended Massachusetts Institute of Technology and Stanford University where he obtained a Bachelor of Science degree in Engineering. He also received an Honorary Doctorate of Engineering from the Colorado School of Mines and Michigan Technological University.

         Robert L. Kubik is a Director and President of CODY ENERGY, INC. Mr. Kubik joined the Gates Corporation in 1986 as Assistant General Counsel and Director of Corporate Real Estate. Qualified as a lawyer, he has over 19 years of oil industry experience with Amerada Hess, Energy Management and Mobil Oil. Mr. Kubik received a Bachelor of Science degree from Ball State University and a Juris Doctorate degree from Indiana University School of Law. He is also a member of IPAMS, Denver and Colorado Bar Associations, and the American Corporate Counsel Association.

         Diane Gates Wallach was appointed Director of CODY ENERGY, INC. in May, 1996. She was also a Director of The Gates Corporation from August, 1992 to July, 1996 and is a Trustee of The Gates Foundation and Colorado Outward Bound. Ms. Wallach received a Masters of Business Administration and a Bachelor of Science degree from Stanford University.

         Brown W. Cannon, Jr. was appointed Director of CODY ENERGY, INC. in May, 1996 and also served as a Director of The Gates Corporation from August, 1992 until July, 1996. He is also a Trustee of the Denver Museum of Natural History, a director of the National Western Stock Show and a former chairman of Colorado Outward Bound. Mr. Cannon is a graduate of the University of Arizona.

         Brad Fisher is Senior Vice President of Operations for CODY ENERGY, INC. in 1994. Prior to his association with CODY ENERGY, INC., he was with Ultramar Oil and Gas, Limited, last holding the position of Vice President of Exploration and Production. Mr. Fisher received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1983.

         Dan R. Taylor is Vice President of Finance and Accounting for CODY ENERGY, INC. He is a Certified Public Accountant with over ten years of professional accounting experience, primarily in the oil and gas industry. Mr. Taylor received his Bachelor of Business Administration degree in Accounting and Information Systems from the University of Texas in 1984 and his Bachelor of Science degree in Natural Resource Planning from the University of Southern Mississippi in 1978.


     ITEM 11 - Executive Compensation

         The Partnership has no officers or directors.


     ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1996, the General Partner owned 40.6% of all Limited Partner interests. No Limited Partner owned, of record or beneficially, more than 5% of the Limited Partnership interests.

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

         As of March 1997, officers and directors of the General Partner owned none of the Limited Partnership interests in the Partnership.


     ITEM 13 - Certain Relationships and Related Transactions

         In accordance with the provisions of the Articles of Limited Partnership, the Partnership annually reimbursed the General Partner $279,975 in 1996, 1995, and 1994 for indirect administrative and overhead expenses attributable to the operations of the Partnership. Excluding special costs (reserve report preparation, tax reporting-related costs, audit costs and printing costs attendant to Limited Partner reports), which are allocated 99% to the Limited Partners and 1% to the General Partner, general and administrative expenses are allocated 50% to the Limited Partners and 50% to the General Partner.

         The General Partner acts as operator for all seven of the Partnership wells.



                                       PART IV


     ITEM 14 - Financial Statements, Schedules, Exhibits Filed and Reports on Form 8-K

     A. Documents Filed

        1.  Financial Statements

            Independent Auditors' Reports

            Balance Sheets - December 31, 1996 and 1995

            Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

            Statements of Changes in Partners' Capital (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

            Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

            4.3 - Form of Subscription Agreement. (Filed as Exhibit 4.4 to Registration Statement No. 2-70303 and incorporated herein by reference.)

     B. Reports on Form 8-K

            On June 20, 1995, the Partnership filed a Form 8-K
            (Commission No. 0-10269 and Internal Revenue Service
            Identification No. 76-0307699), which was received by the Securities and Exchange Commission on June 21,1995 and incorporated herein by reference, relating to the change in the registrant's certified accountants.

                            Report of Independent Auditors


     The Partners of C&K 1981 Fund-B, Ltd.:

     We have audited the balance sheets of C&K 1981 Fund-B, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1981 Fund-B, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                                  /s/ Ernst & Young LLP
     Ernst & Young LLP
     Denver, Colorado
     March 8, 1997

                             INDEPENDENT AUDITOR'S REPORT


     To the Partners of
       C&K 1981 Fund-B, Ltd.

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

     Hein + Associates LLP
     Houston, Texas
     March 13, 1995

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS

                                        ASSETS

                                                       December 31,
                                                   1996              1995
     Current Assets:

     Cash                                     $     71,783     $     69,600

       Total Current Assets                         71,783           69,600

     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                      22,969,498        22,690,079

     Less:  Accumulated depreciation,
       depletion and amortization              (22,415,798)      (22,273,310)

                                                   553,700           416,769

     Total Assets                             $    625,483     $     486,369


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                      $     14,833     $      16,823

     Current payable to
      General Partner                                --                --

     Long-term payable to
      General Partner                            2,435,366         2,075,630

         Total Liabilities                       2,450,199         2,092,453

     Contingency (Note 7)

     Partners' Capital (Deficit):
       General Partner                             160,388           178,807
       Consenting Limited Partners                 210,434           206,681
       Nonconsenting Limited Partners           (2,195,062)       (1,992,702)
       Combining adjustment                           (476)            1,130

         Total Partners' Capital (Deficit)      (1,824,716)       (1,606,084)

     Total Liabilities and
       Partners' Capital (Deficit)            $    625,483     $     486,369

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS


                                                 Year ended December 31,
                                            1996          1995       1994
     Revenues:
      Oil and gas sales                  $ 692,163     $ 436,487    $ 486,768
      Interest income                        2,183         2,247        4,420

                                           694,346       438,734      491,188

     Expenses:
      Lease operating                       93,465       113,699       95,931
      Production tax                        78,060        45,476       45,069
      Marketing deductions                  12,150        18,067       28,552
      Depreciation, depletion and
       amortization                        142,488        66,473       64,675
      General and administrative           295,851       301,224      307,256
      Interest - Affiliated                202,999       191,206      144,770

                                           825,013       736,145      686,253

     Net loss                            $(130,667)    $(297,411)   $(195,065)

     Net income (loss) allocation:
      General Partner                       69,546     $ (35,269)   $  (7,315)
      Consenting Limited Partners            3,753       (53,930)     (44,776)
      Nonconsenting Limited Partners      (202,360)     (209,480)    (143,611)
      Combining adjustment                  (1,606)        1,268          637

     Net loss                            $(130,667)    $(297,411)   $(195,065)

     Net income (loss) per
      consenting limited
      partnership unit
      (2,751 outstanding)                $    1.36     $  (19.60)   $  (16.28)

     Net loss per nonconsenting
      limited partnership unit
      (982 outstanding)                  $ (206.07)    $ (213.32)   $ (146.24)

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                 Non-
                                 Consenting   Consenting Combining
                       General     Limited      Limited  Adjustment
                       Partner    Partners     Partners   (Note 3)    Total

     Balance at
      Jan. 1, 1994   $ 199,868    $375,387   $(1,639,611)   $(775) $(1,065,131)

     Contributions     218,025       --           --          --       218,025
     Distributions    (206,619)    (70,000)       --          --      (276,619)
     Net income
       (loss)           (7,315)    (44,776)     (143,611)     637     (195,065)

     Balance at
      Dec. 31, 1994  $ 203,959   $ 260,611   $(1,783,222)   $(138) $(1,318,790)

     Contributions     196,608       --           --          --       196,608
     Distributions    (186,491)      --           --          --      (186,491)
     Net income
       (loss)          (35,269)    (53,930)     (209,480)   1,268     (297,411)

     Balance at
      Dec. 31, 1995  $ 178,807   $ 206,681   $(1,992,702)  $1,130  $(1,606,084)

     Contributions     213,033       --           --          --       213,033
     Distributions    (300,998)      --           --          --      (300,998)
     Net income
       (loss)           69,546       3,753      (202,360)  (1,606)     (130,667)

     Balance at
      Dec. 31, 1996  $ 160,388   $ 210,434   $(2,195,062)  $ (476)  $(1,824,716)

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                           1996          1995           1994
     Cash flows from
      operating activities:
      Net loss                         $(130,667)    $(297,411)     $(195,065)
      Adjustments to reconcile net
        loss to net cash provided by
        operating activities:
         Depreciation, depletion and
          amortization                   142,488        66,473         64,675
         Changes in operating assets
          and liabilities:
          (Decrease) Increase in
          accrued liabilities             (1,990)           23         16,800
          Net cash provided by (used in)
            operating activities           9,831      (230,915)      (113,590)

     Cash flows from investing activities:
      Additions to oil and gas
      properties and equipment          (279,419)         (666)      (171,281)
         Net cash used in investing
         activities                     (279,419)         (666)      (171,281)

     Cash flows from financing activities:
      Increase in payable to
       General Partner                   359,736       223,711        205,604
      Decrease in distribution
       payable to Limited Partners          --           --             --
      Distributions to
       Limited Partners                     --           --           (70,000)
      Distributions to
       General Partner                  (300,998)     (186,491)      (206,619)
      Contributions by
       General Partner                   213,033       196,608        218,025

         Net cash provided by
           financing activities          271,771       233,828        147,010

     Net increase (decrease) in cash       2,183         2,247       (137,861)

     Cash at beginning of period          69,600        67,353        205,214

     Cash at end of period             $  71,783       $69,600      $  67,353

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

      New Accounting Standard

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Company adopted SFAS No. 121 during 1996, with no impact on its financial statements.

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

      Concentration of Credit Risk

          Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership's policy is to evaluate, prior to entering agreements, each purchaser's financial condition. The Partnership sells to purchasers with different geographic and economic characteristics.
     n
      Use of Estimates

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


     NOTE 2 - SALES TO MAJOR CUSTOMERS


          Sales to major customers are summarized in the table below:

        Purchasers           1996               1995            1994
                           Sales     %        Sales  %      Sales    %
     Enron Capital and
       Trading          $214,149    31     $  --     --     $ --      --
     Texaco Trading and
       Transportation    329,095    48      312,958  72      277,630  57
     Williams Gas
       Marketing         105,689    15       74,178  17       93,742  19

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

          As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for 209 Limited Partners (the Nonconsenting Limited Partners) who declined to pay their share of the additional assessment. Each such Nonconsenting Limited Partner's interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, related to the production of such revenues attributable to the Assessment Operations, in an amount equal to 300% ($1,841,250) of the additional assessment have been credited to the General Partner. As of December 31, 1996, $1,006,002 of revenue in excess of expenses has been allocated to the General Partner.

          The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1996, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

          The combining adjustment included in partners' capital of $(476) and $1,130 at December 31, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

          The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. In addition to the 40 units purchased by the General Partner for their initial capital contribution, a total of 1,359.50 units had been purchased from Limited Partners as of December 31, 1995.

          At January 1, 1996, the General Partner calculated a purchase price of $124.58 per unit for those Limited Partners who paid the additional assessment ("Consenting Limited Partners"). One hundred sixteen Consenting Limited Partner units were purchased for a total of $14,451.28 in 1996 from forty-one Consenting Limited Partners. The purchase price calculations for the Nonconsenting Limited Partners have not resulted in positive amounts and, therefore, the General Partner has not offered to purchase such units during 1996. At December 31, 1996, the General Partner owned a total of 1,515.50 Consenting Limited Partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

          The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $279,975 in 1996, 1995 and 1994.

          No cash distributions were made during 1996 or 1995. In 1994, the Partnership made a cash distribution of $70,000 to the Consenting Limited Partners for their proportionate share of cash funds credited to their capital accounts which was in excess of the amounts necessary to meet such Partners' share of the existing or future obligations of the Partnership.

          After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9%, 10%, and 8% in 1996, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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

          Set forth below is a reconciliation between net income for financial and federal income tax reporting purposes for the years ended December 31, 1996, 1995, and 1994.

                                                   Year ended December 31,
                                              1996        1995         1994

     Net loss for financial
      reporting purposes                      $(130,667) $(297,411)  $(195,065)
      Increase (decrease) in taxable net
        income resulting from:

        Depreciation, depletion and
        amortization for financial
        reporting purposes not deductible
        for income tax purposes                 142,488     66,473      64,675

        Depreciation of oil and gas
        properties for income tax
        purposes not included as expenses
        for financial reporting purposes         (8,453)    (8,680)     (7,328)

        Oil and gas exploration and
        development costs capitalized for
        financial reporting purposes but
        deducted for income tax purposes       (256,172)         (666) (142,360)

        Net gain on sale of equipment              --          --          499

     Net loss as reported for federal
      income tax purposes                     $(252,804) $(240,284)  $(279,579)

     Net income (loss) as reported for
      federal income tax purposes
      applicable to the General Partner       $ 110,816  $ (14,585)  $ (24,425)

     Net loss as reported for federal
      income tax purposes applicable
      to Consenting Limited Partners          $(112,702) $ (22,953)  $(104,286)

     Net loss as reported for federal
      income tax purposes applicable
      to Nonconsenting Limited Partners       $(250,918) $(202,746)  $(150,868)


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


     NOTE 8 - SUPPLEMENTAL DATA OF OIL AND GAS OPERATIONS

      Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                            Year Ended December 31,
                                       1996            1995            1994
     Property Acquisition Costs     $   --          $    --       $     --
     Exploration Costs                  --               --             --
     Development Costs               279,419              666          171,281

      Total costs                   $279,419        $     666     $    171,281


      Results of Operations from Oil and Gas Producing Activities

                                             Year Ended December 31,
                                       1996           1995              1994
     Revenues                       $692,163       $ 436,487      $    486,768
     Production (lifting) costs     (171,525)       (159,175)         (141,000)
     Depreciation, depletion and
      amortization                  (142,488)        (66,473)          (64,675)

     Results of operations from oil
      and gas producing activities   378,150       $ 210,839      $    281,093

     Depreciation, depletion and
      amortization per dollar of
      gross revenues                $   0.21       $    0.15      $       0.13


      Capitalized Costs Relating to Oil and Gas Producing Properties

                                                     December 31,
                                       1996           1995             1994
     Proved properties              $22,969,498   $ 22,690,079    $ 22,689,413
     Accumulated depreciation,
      depletion and amortization    (22,415,798)   (22,273,310)    (22,206,837)

      Net capitalized costs         $   553,700   $    416,769    $    482,576


      Estimated Oil and Gas Reserve Quantities (Unaudited)

          The following is an analysis of the Partnership's interest in net quantities of proved oil and gas reserves which are all located in onshore areas of the United States. Quantities are based on estimates of proved reserves furnished by Netherland, Sewell and Associates, Inc., independent petroleum engineers, pursuant to rules set by the Securities and Exchange Commission. Estimates of proved reserves are inherently imprecise and are even more imprecise for newly discovered reserves than for reserves with long production histories. As a result, subsequent development and production of the Partnership's reserves may result in revisions of such estimates.

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

                                               Total Proved Reserves
                                               Oil              Gas
                                            (In BBLS)        (In MCF)

       As of December 31, 1993                120,473        1,027,980

       Revisions of previous estimates         17,461         (192,266)
       Extensions, discoveries & purchases      2,982          182,971
       Production                             (23,780)         (65,077)

       As of December 31, 1994                117,136          953,608

       Revisions of previous estimates         20,000         (416,965)
       Production                             (19,931)         (67,556)

       As of December 31, 1995                117,205          469,087

       Extensions, Discoveries and Purchases    4,098            4,753
       Revisions of previous estimates        (11,609)         (39,452)
       Production                             (26,203)         (58,097)

       As of December 31, 1996                 83,491          376,291

          The natural gas volumes (mcf) of 376,291 as of December 31, 1996, disclosed above, include 113,190 equivalent mcf related to plant products.

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.





     Dated:   March 26, 1997              C&K 1981 Fund-B, Ltd.
                                          (Registrant)


                                         By:/s/ Charles C. Gates
                                            Charles C. Gates
                                            Chairman of the Board






          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the date above indicated:




     /s/ Diane Gates Wallach                /s/ Brown W. Cannon, Jr.
     Diane Gates Wallach                    Brown W. Cannon, Jr.
     Director & Secretary                   Director




     /s/ Brad Fisher                        /s/ Dan R. Taylor
     Brad Fisher                            Dan R. Taylor
     Senior Vice President, Operations      Vice President, Accounting & Finance