Form 10-Q
period 1997-03-31
C&K 1981 FUND B LTD
filed 1997-05-14
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 1997 and December 31, 1996

              Statements of Operations
              Three months ended March 31, 1997 and 1996

              Statements of Changes in Partners' Capital (Deficit) Three months ended March 31, 1997 and 1996

              Statements of Cash Flows
              Three months ended March 31, 1997 and 1996

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                                March 31,        December 31,
                                                  1997               1996
     Current Assets:

     Cash                                    $     72,227        $    71,783

        Total Current Assets                       72,227             71,783

     Oil and gas properties and equipment,
        at cost, using the full cost
        method of accounting                   22,973,603         22,969,498

     Less:  Accumulated depreciation,
        depletion and amortization            (22,452,090)       (22,415,798)

                                                  521,513            553,700

     Total Assets                            $    593,740       $    625,483


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


     Accrued liabilities                     $     11,896       $     14,833

     Long-term payable to General Partner       2,454,785          2,435,366

        Total Liabilities                       2,466,681          2,450,199

     Partners' Capital (Deficit):
        General Partner                           152,002            160,388
        Consenting Limited Partners               222,469            210,434
        Nonconsenting Limited Partners         (2,247,314)        (2,195,062)
        Combining adjustment                          (98)              (476)

           Total Partners' Capital (Deficit)   (1,872,941)        (1,824,716)

     Total Liabilities and
        Partners' Capital (Deficit)          $    593,740       $    625,483

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                 Three months ended March 31,
                                                    1997              1996
     Revenues:
        Oil and gas sales                         $219,212          $135,600
        Interest income                                444               572
                                                   219,656           136,172

     Expenses:
        Lease operating                             36,920            15,902
        Production tax                              24,405            17,445
        Marketing deductions                           679             3,621
        Depreciation, depletion and
         amortization                               36,292            18,444
        General and administrative                  74,063            70,252
        Interest - Affiliated                       52,251            48,330

                                                   224,610           173,994

     Net loss                                     $ (4,954)         $(37,822)

     Net income (loss) allocation:
        General Partner                           $ 34,885          $  6,519
        Consenting Limited Partners                 12,035             3,132
        Nonconsenting Limited Partners             (52,252)          (47,365)
        Combining adjustment                           378              (108)

     Net loss                                     $ (4,954)         $(37,822)

     Net income per consenting limited
        partnership unit (2,751 outstanding)      $   4.37          $   1.14

     Net loss per nonconsenting limited
        partnership unit (982 outstanding)        $ (53.21)         $ (48.23)

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)

                                     Three months ended March 31, 1996
                                                Non-
                                  Consenting Consenting  Combining
                          General   Limited    Limited   Adjustment
                          Partner  Partners   Partners    (Note 3)     Total
     Balance at
       January 1, 1996  $178,807   $206,681  $(1,992,702)  $1,130   $(1,606,084)

     Contributions        42,349      --           --         --         42,349
     Distributions       (57,272)     --           --         --        (57,272)
     Net income (loss)     6,519      3,132      (47,365)    (108)      (37,822)

     Balance at
       March 31, 1996   $170,403   $209,813  $(2,040,067)  $1,022   $(1,658,829)



                                  Three months ended March 31, 1997
                                                Non-
                                  Consenting Consenting  Combining
                          General   Limited    Limited   Adjustment
                          Partner  Partners   Partners    (Note 3)     Total

     Balance at
       January 1, 1997  $160,388   $210,434  $(2,195,062) $  (476) $(1,824,716)

     Contributions        53,798       --         --         --         53,798
     Distributions       (97,069)      --         --         --        (97,069)
     Net income (loss)    34,885     12,035      (52,252)     378       (4,954)

     Balance at
       March 31, 1997   $152,002   $222,469  $(2,247,314) $   (98) $(1,872,941)

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                   Three months ended March 31,
                                                         1997         1996
     Cash flows from operating activities:
      Net loss                                        $ (4,954)     $(37,822)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion
           and amortization                             36,292        18,444
          Changes in operating assets
           and liabilities:
            Increase in payable to General Partner      19,419        42,578
            Decrease in accrued liabilities             (2,937)       (9,301)

        Net cash provided by operating activities       47,820        13,899

     Cash flows from investing activities:
      Retirements of (additions to) oil and gas
        properties and equipment                        (4,105)        1,596

        Net cash provided by (used in)
          investing activities                          (4,105)        1,596

     Cash flows from financing activities:
      Distributions to General Partner                 (97,069)      (57,272)
      Contributions by General Partner                  53,798        42,349

        Net cash used in financing activities          (43,271)      (14,923)

     Net increase in cash                                  444           572

     Cash at beginning of period                        71,783        69,600

     Cash at end of period                            $ 72,227      $ 70,172

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

         On January 1, 1997, CODY created two new subsidiary companies to hold its Texas assets. To the first company, CODY TEXAS, L.P., a Texas limited partnership ("CODY TEXAS"), CODY transferred its interest in the Partnership, with CODY TEXAS becoming the successor general partner of the Partnership. The second company, Cody Oil and Gas, Inc., a wholly owned subsidiary of CODY, serves as the general partner of CODY TEXAS.

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

       New Accounting Standard

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Partnership adopted SFAS No. 121 during 1996, with no impact on its financial statements.

       Net Income (Loss) per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners' net income (loss) (see Statements of Changes in Partners' Capital (Deficit)) and dividing by the total limited partnership units outstanding.

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

       Reclassification

         Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1997. Such reclassifications had no effect on net income.

     NOTE 2 - GAS CONTRACT

         Since June 1, 1993, Williams Gas Marketing has purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.

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

        As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for 209 Limited Partners (the Nonconsenting Limited
     Partners) who declined to pay their share of the additional assessment.
     Each such Nonconsenting Limited Partner's interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, related to the production of such revenues attributable to the Assessment
     Operations, in an amount equal to 300% ($1,841,250) of the additional assessment have been credited to the General Partner. As of March 31, 1997, $1,008,307 of revenue in excess of expenses has been allocated to the General Partner.

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At March 31, 1997 and 1996, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

        The combining adjustment included in partners' capital of $(98) and $1,022 at March 31, 1997 and 1996, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect income.


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

        In addition to the 40 units purchased by the General Partner for its initial capital contribution, a total of 1,475.50 units had been purchased from Limited Partners as of December 31, 1996. At January 1, 1997, the
     General Partner calculated a purchase price of $134.03 per unit for those Limited Partners who paid the additional assessment ( Consenting Limited
     Partners ).  The purchase price calculations for the Nonconsenting Limited
     Partners did not result in a positive amount per unit and, therefore, the General Partner has not offered to purchase such units during 1997. The
     General Partner will, however, accept assignment of any nonconsenting units that the Nonconsenting Limited Partners wish to transer to the General Partner. Both partner groups have until June 30, 1997 to tender units. At March 31, 1997, the General Partner owned a total of 1,515.50
     Consenting Limited Partner units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $69,994 for each three month period ended
     March 31, 1997 and 1996.

        During the first three months of 1997 and 1996, the Partnership distributed $97,069 and $57,272, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed
     $53,798 and $42,349, respectively, for its share of costs and expenses.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited
     Partners for their share of costs and expenses for continuing operations.
     Interest was charged to the Limited Partners on such advances at a rate which approximated 9.3% and 9.4% during the three months ended March 31, 1997 and 1996, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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

        The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY TEXAS remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations, through CODY
     TEXAS. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                C&K 1981 FUND-B, LTD.


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the three months ended
     March 31, 1997 was $47,820, compared to $13,899 for the corresponding period in 1996. This increase was primarily the result of increased oil and gas revenues in 1997.

        The Partnership has made no immediate plans for additional exploratory or developmental capital programs in 1997, except those necessary for maintaining well productivity.

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

        The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1997 and future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures and the Nonconsenting Partners' ability to reimburse funds advanced by the General Partner will be similarly affected.


     RESULTS OF OPERATIONS

        The Partnership reported a net loss of $4,954 for the three months ended March 31, 1997, compared to a net loss of $37,822 reported for the same period in 1996. This positive variance was primarily attributable to increased oil and gas revenues.

        Crude oil and natural gas sales for the three months ended March 31, 1997 were $219,212, an increase of $83,612, or 62% compared to the same period in 1996. Crude oil production increased to 88 barrels per day while natural gas and plant products decreased to 90 thousand cubic feet
    ("mcf") and 32 equivalent mcf per day, respectively, during the first quarter of 1997, compared to the 1996 level of 63 barrels, 115 mcf, and 39 equivalent mcf, respectively. During the first quarter of 1997, average sales prices were $22.91 per barrel for crude oil, $2.88 per mcf for natural gas, and $3.07 per equivalent mcf for plant products, compared to $18.53 per barrel, $2.31 per mcf, and $1.64 per equivalent mcf, respectively, for the same period in 1996.

        Lease operating expense for the three months ended March 31, 1997 increased $21,018 or 132% compared to the corresponding period in 1996.
     This increase is partially do to a timing difference for right-of-way charges on the McIlhenny wells in Louisiana, which were expensed in the second quarter of 1996. Lease operating expenses also increased due to approximately $5,100 spent on a workover to enhance production on the McIlhenny #1-Sidetrack #3 well, in addition to the normal monthly operating expenses on that well. Production tax expense for the first quarter of 1997 increased $6,960 or 40% compared to the same period in 1996, which related primarily to the increase in crude oil production.
     Marketing deductions were $679 for the three months ended March 31, 1997 compared to $3,621 for the three months ended March 31, 1996.
     Depreciation, depletion and amortization expense increased $17,848 or 97% compared to the corresponding period in 1996. This increase is the result of increases in oil and gas revenues and additions to the depletion base and reserves assigned to the properties by independent reserve engineers, effective January 1, 1997. General and administrative expenses for the first quarter of 1997 increased $3,811 or 5% compared to the same period in 1996. Interest expense increased $3,921 or 8% compared to the corresponding period in 1996, resulting from an increase in the payable to the General Partner since the first quarter of 1996.


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



                                           C&K 1981 Fund-B, LTD.
                                           (Registrant)



                                       By: /s/ Dan R. Taylor
                                           Dan R. Taylor
                                           Vice President, Finance & Accounting
                                           CODY TEXAS, L.P.
                                           Successor General Partner


Date:  May 13, 1997












