Form 10-Q
period 1997-06-30
C&K 1981 FUND B LTD
filed 1997-08-13
CIK 356288

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 1997 and December 31, 1996

              Statements of Operations
              Three months and six months ended June 30, 1997 and 1996

              Statements of Changes in Partners' Capital (Deficit) Six months ended June 30, 1997 and 1996

              Statements of Cash Flows
              Six months ended June 30, 1997 and 1996

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                                June 30,         December 31,
                                                  1997               1996
     Current Assets:

     Cash                                    $     72,679       $     71,783

        Total Current Assets                       72,679             71,783

     Oil and gas properties and equipment,
        at cost, using the full cost
        method of accounting                   22,973,621         22,969,498

     Less:  Accumulated depreciation,
        depletion and amortization            (22,480,796)       (22,415,798)

                                                  492,825            553,700

     Total Assets                            $    565,504       $    625,483


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


     Accrued liabilities                     $      9,816       $     14,833

     Long-term payable to General Partner       2,497,332          2,435,366

        Total Liabilities                       2,507,148          2,450,199

     Partners' Capital (Deficit):
        General Partner                           144,565            160,388
        Consenting Limited Partners               220,149            210,434
        Nonconsenting Limited Partners         (2,306,707)        (2,195,062)
        Combining adjustment                          349               (476)

           Total Partners' Capital (Deficit)   (1,941,644)        (1,824,716)

     Total Liabilities and
        Partners' Capital (Deficit)          $    565,504       $    625,483

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                   Three months ended       Six months ended
                                         June 30,                June 30,
                                      1997      1996          1997      1996
     Revenues:
       Oil and gas sales           $162,107  $154,671      $381,319  $290,271
       Interest income                  451       569           895     1,141
                                    162,558   155,240       382,214   291,412

     Expenses:
       Lease operating               38,183    37,422        75,103    53,324
       Production tax                13,422    16,379        37,827    33,824
       Marketing deductions           2,275     2,730         2,954     6,351
       Depreciation, depletion and
         amortization                28,706    34,224        64,998    52,668
       General and administrative    74,194    73,884       148,257   144,136
       Interest - Affiliated         55,421    49,409       107,672    97,739
                                    212,201   214,048       436,811   388,042

     Net loss                      $(49,643) $(58,808)     $(54,597) $(96,630)


     Net income (loss) allocation:
       General Partner             $ 11,623  $  1,786      $ 46,508  $  8,305
       Consenting Limited Partners   (2,320)   (9,315)        9,715    (6,183)
       Nonconsenting
         Limited Partners           (59,393)  (50,810)     (111,645)  (98,175)
       Combining adjustment             447      (469)          825      (577)

     Net loss                      $(49,643) $(58,808)     $(54,597) $(96,630)

     Net income (loss) per consenting
       limited partnership unit
       (2,751 outstanding)         $  (0.84) $  (3.39)     $   3.53  $  (2.25)

     Net loss per nonconsenting
       limited partnership unit
       (982 outstanding)           $ (60.48) $ (51.74)     $(113.69) $ (99.97)

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



                                     Six months ended June 30, 1997
                                               Non-
                                 Consenting Consenting  Combining
                         General   Limited    Limited   Adjustment
                         Partner  Partners   Partners    (Note 3)     Total

     Balance at
      January 1, 1997  $160,388   $210,434  $(2,195,062)  $ (476)  $(1,824,716)

     Contributions      107,947       --         --         --         107,947
     Distributions     (170,278)      --         --         --        (170,278)
     Net income (loss)   46,508      9,715     (111,645)     825       (54,597)

     Balance at
      June 30, 1997    $144,565   $220,149  $(2,306,707)  $  349   $(1,941,644)

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     Six months ended June 30,
                                                         1997         1996
     Cash flows from operating activities:
      Net loss                                        $(54,597)     $(96,630)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion
           and amortization                             64,998        52,668
          Changes in operating assets
           and liabilities:
            Increase in payable to General Partner      61,966       332,590
            Decrease in accrued liabilities             (5,017)      (11,817)

        Net cash provided by operating activities       67,350       276,811

     Cash flows from investing activities:
      Additions to oil and gas properties
        and equipment                                   (4,123)     (272,975)

        Net cash used in investing activities           (4,123)     (272,975)

     Cash flows from financing activities:
      Distributions to General Partner                (170,278)     (125,059)
      Contributions by General Partner                 107,947       122,364

        Net cash used in financing activities          (62,331)       (2,695)

     Net increase in cash                                  896         1,141

     Cash at beginning of period                        71,783        69,600

     Cash at end of period                            $ 72,679      $ 70,741

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                 C&K 1981 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

         The C&K 1981 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on December 16, 1980 to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on June 1, 1981. Total initial Limited Partner contributions were $9,332,500, including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On September 15, 1982, C&K requested the Limited Partners to pay an additional assessment of $2,333,125, or 25% of their initial contributions. Of this amount, C&K paid $613,750 for 209 Limited Partners who declined to pay their share of the additional assessment ("Nonconsenting Limited Partners"). Nonconsenting Limited Partners are subject to a penalty in an amount equal to 300% of the additional assessment paid by the General Partner.

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

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY was the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, managed and controlled the Partnership's affairs and was responsible for the activities of the Partnership.

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

       Oil and Gas Properties

         The Partnership uses the full cost method of accounting for oil and gas properties in accordance with rules prescribed by the Securities and Exchange Commission ("SEC"). Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs, together with costs applicable to CODY's technical personnel directly engaged in evaluating and maintaining oil and gas prospects and drilling oil and gas wells. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful life of properties are capitalized.

         The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capitalized costs of oil and gas properties exceed the "capitalization ceiling", which is calculated as the present value of future net revenues from estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

         Future gross revenues have been estimated using rules prescribed by the SEC. Under these rules, year-end prices are utilized in determining future gross revenues.

       New Accounting Standard

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Partnership adopted SFAS No. 121 during 1996, with no impact on its financial statements.

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

       Payable to the General Partner

         The long-term payable to the General Partner is the Nonconsenting Limited Partners' obligation to the General Partner for their share of costs, arising from Partnership operations, which are funded entirely by the General Partner, and certain other amounts due from the Consenting Limited Partners.

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

        As discussed in Note 1, the General Partner paid $613,750 of the additional assessment for the 209 Nonconsenting Limited Partners who declined to pay their share of the additional assessment. Each such Nonconsenting Limited Partner's interest in the costs and revenues of the Assessment Operations was suspended and accrues to the benefit of the General Partner until Partnership revenues, less expenses, attributable to the Assessment Operations reaches an amount equal to 300% ($1,841,250) of the additional assessment. As of June 30, 1997, $1,009,535 of revenue in excess of expenses has been allocated to the General Partner.

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1997 and 1996, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

        The combining adjustment included in partners' capital of $349 and $553 at June 30, 1997 and 1996, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect income.


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

        In addition to the 40 units purchased by the General Partner for its initial capital contribution, a total of 1,475.50 units had been purchased from Limited Partners as of December 31, 1996. At January 1, 1997, the General Partner calculated a purchase price of $134.03 per unit for those Limited Partners who paid the additional assessment (Consenting Limited Partners). The purchase price calculations for the Nonconsenting Limited Partners did not result in a positive amount per unit and, therefore, the General Partner did not offer to purchase such units during 1997. The General Partner did offer, however, to accept assignment of all nonconsenting units that those partners wished to transfer to the General Partner. Within the prescribed tender period, which ended June 30, 1997, 55 Consenting Limited Partners tendered 188.50 assessed units for a total repurchase price of $25,264.66, and the General Partner accepted assignment of 210.30 nonassessed units from 50 Nonconsenting Limited Partners. Effective with these transactions, the General Partner will own 1,704.00 consenting units and 210.30 nonconsenting units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements ($69,993.75 per quarter) have been the maximum allowed under the terms of the Partnership Agreement.

        During the first half of 1997 and 1996, the Partnership distributed $170,278 and $125,059, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $107,947 and $122,364, respectively, for its share of costs and expenses.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% during both six month periods ended June 30, 1997 and 1996. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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
















































                                C&K 1981 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the six months ended June 30, 1997 was $67,350, compared to $276,811 for the corresponding period in 1996. This decrease was primarily the result of a comparative reduction from 1996 to 1997 of the increase in the payable to the General Partner for well costs.

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


     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

        The Partnership reported a net loss of $49,643 for the three months ended June 30, 1997, compared to a net loss of $58,808 reported for the same period in 1996. This positive variance was primarily attributable to increased oil and gas revenues.

        Crude oil and natural gas sales for the three months ended June 30, 1997 were $162,107, an increase of $7,436, or 5%, compared to the same period in 1996. Crude oil production increased to 84 barrels per day while natural gas and plant products decreased to 90 thousand cubic feet ("mcf") and 37 equivalent mcf per day, respectively, during the second quarter of 1997, compared to the 1996 level of 63 barrels, 126 mcf, and 50 equivalent mcf, respectively. During the second quarter of 1997, average sales prices were $18.67 per barrel for crude oil, $1.96 per mcf for natural gas, and $1.04 per equivalent mcf for plant products, compared to $20.69 per barrel, $2.31 per mcf, and $2.09 per equivalent mcf, respectively, for the same period in 1996.

        Lease operating expense for the three months ended June 30, 1997 increased $761, or 2%, compared to the corresponding period in 1996, which relates to the increase in revenues. Production tax expense for the second quarter of 1997 decreased $2,957, or 18%, compared to the same period in 1996. The state of Louisiana recently granted exempt status to the McIlhenny #1-Sidetrack #3 well, and a refund of prior period severance taxes for that well was recorded during this quarter, which offset the tax increase applicable to the increased oil production. Marketing deductions were $2,275 for the three months ended June 30, 1997 compared to $2,730 for the three months ended June 30, 1996, a decrease of $455. The decline in gas production and plant products was mainly responsible for this decrease.

        Depreciation, depletion and amortization expense increased $5,518, or 16%, compared to the corresponding period in 1996. This decrease is the result of a natural decline in the depletion base of the properties offset slightly by the additional oil and gas revenues. General and administrative expenses for the second quarter of 1997 increased $310 compared to the second quarter of 1996. Interest expense increased $6,012, or 12%, compared to the corresponding period in 1996, resulting from an increase in the payable to the General Partner since the first quarter of 1996.


      Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

        The Partnership reported a net loss of $54,597 for the six months ended June 30, 1997, compared to a net loss of $96,630 reported for the same period in 1996. This positive variance was primarily attributable to increased oil and gas revenues.

        Crude oil and natural gas sales for the six months ended June 30, 1997 were $381,319, an increase of $91,048, or 31%, compared to the same period in 1996. Crude oil production increased to 86 barrels per day while natural gas and plant products decreased to 100 mcf and 34 equivalent mcf per day, respectively, during the first half of 1997, compared to the 1996 level of 63 barrels, 120 mcf, and 44 equivalent mcf, respectively. During the first half of 1997, average sales prices were $20.83 per barrel for crude oil, $2.46 per mcf for natural gas, and $1.98 per equivalent mcf for plant products, compared to $19.61 per barrel, $2.31 per mcf, and $1.89 per equivalent mcf, respectively, for the same period in 1996.

        Lease operating expense for the six months ended June 30, 1997 increased $21,779, or 41%, compared to the corresponding period in 1996. The increase in lease operating expenses is due primarily to the addition of normal operations for the McIlhenny #1-Sidetrack #3 well, commencing with the second quarter of 1996 and includes approximately $5,100 expended in 1997 for a workover to enhance production on this well. Production tax expense for the first half of 1997 increased $4,003, or 12%, compared to the same period in 1996, which relates to the increase in crude oil production in 1997 offset by the decline in natural gas production and plant products from the Texas wells. Marketing deductions were $2,954 for the six months ended June 30, 1997 compared to $6,351 for the six months ended June 30, 1996, a decrease of $3,397, or 53%. This decrease is a result of lower gathering and transportation rates provided by a new transporter effective February 1, 1996, and the decline of available gas volumes to transport.

        Depreciation, depletion and amortization expense increased $12,330, or 23%, for the first half of 1997 compared to the same period in 1996.
     This increase is primarily the result of the increase in oil and gas revenues. General and administrative expenses for the first six months of 1997 increased $4,121, or 3%, compared to the same period in 1996. Interest expense increased $9,933, or 10%, in 1997, attributable to the additional funds advanced by the General Partner for capital expenditures incurred in the completion of the McIlhenny #1-Sidetrack #3 well.

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


     Date:  August 13, 1997